Form 10-Q
period 2008-01-31
Darlington Mines Ltd.
filed 2008-03-17
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-147945

DARLINGTON MINES LTD.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1019 Drayton Street
North Vancouver, British Columbia
Canada V7L 2V7
(Address of principal executive offices, including zip code.)

(604) 639-7757
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES [X]    NO [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

                                                                                                                   Large accelerated filer              [    ]                             Accelerated filer                        [    ]

                                                                                                                   Non-accelerated filer                 [    ]                             Smaller reporting company     [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [    ]    NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 as of March 13, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Darlington Mines Ltd.
(A Development Stage Company)

January 31, 2008

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Darlington Mines Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	January 31,	October 31,
	2008	2007
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	18	3,518
Prepaid expenses	–	17,000

Total Assets	18	20,518

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	20,387	–
Due to related party (Note 3(a))	2,053	1,185
Loan payable (Note 4)	1,000	–
Note payable (Note 5)	25,000	25,000

Total Liabilities	48,440	26,185

Contingencies (Note 1)

Stockholders’ Equity (Deficit)

Common Stock, 100,000,000 shares authorized, $0.00001 par value	50	50
Stock Subscription Receivable	–	–
Donated Capital (Note 3(b))	21,250	17,500

Deficit Accumulated During the Development Stage	(69,722)	(23,217)

Total Stockholders’ Equity (Deficit)	(48,422)	(5,667)

Total Liabilities and Stockholders’ Equity (Deficit)	18	20,518

(The accompanying notes are an integral part of these financial statements.)

Darlington Mines Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the
	August 23, 2006	Three months	Three months
	(Date of Inception)	Ended	Ended
	to January 31,	January 31,	January 31,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses
Donated rent (Note 3(b))	4,250	750	750
Donated services (Note 3(b))	17,000	3,000	3,000
General and administrative	1,672	513	–
Interest expenses	888	830	–
Impairment loss on mineral properties	2,000	–	–
Professional fees	43,912	41,412	–

Total Expenses	69,722	46,505	3,750

Net Loss	(69,722)	(46,505)	(3,750)

Net Loss Per Share – Basic and
Diluted		(0.01)	(0.00)

Weighted Average Shares
Outstanding		5,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements.)

Darlington Mines Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)
	Accumulated from	For the	For the
	August 23, 2006	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to January 31,	January 31,	January 31,
	2008	2008	2007
	$	$	$
Operating Activities

Net loss	(69,722)	(46,505)	(3,750)

Adjustments to reconcile net loss to net cash
used in operating activities:
Donated services and rent	21,250	3,750	3,750
Impairment loss on mineral property costs	2,000	–	–

Changes in operating assets and liabilities:
Prepaid expenses	–	17,000	–
Accounts payable	20,387	20,387	–
Due to related party	1,771	635	–

Net Cash Used In Operating Activities	(24,314)	(4,733)	–

Investing Activity

Acquisition of mineral properties	(2,000)	–	–

Net Cash Provided Used In Investing
Activities	(2,000)	–	–

Financing Activities

Advances from related party	282	233	–
Proceeds from loan payable	1,000	1,000	–
Proceeds from note payable	25,000	–	–
Proceeds from issuance of common stock	50	–	–

Net Cash Provided By Financing Activities	26,332	1,233	–

(Decrease) Increase in Cash	18	(3,500)	–

Cash - Beginning of Period	–	3,518	–

Cash - End of Period	18	18	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements.)

Darlington Mines Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
January 31, 2008
(unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on August 23, 2006. The Company is a development stage company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As of January 31, 2008, the Company has a working capital deficiency of $48,422 and has accumulated losses of $69,722 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On December 7, 2007, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on December 21, 2007, to register up to 2,000,000 shares of common stock in a direct public offering at $0.10 per share for maximum proceeds of $200,000 to the Company, before issue costs.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is October 31.

	b)	Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended October 31, 2007.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at January 31, 2008, and the results of its operations and cash flows for the three month periods ended January 31, 2008 and 2007. The results of operations for the period ended January 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

Darlington Mines Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
January 31, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to donated services and expenses, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	g)	Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with EITF 04-2 “Whether Mineral Rights Are Tangible or Intangible Assets” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable. Mineral property exploration costs are expensed as incurred.

Darlington Mines Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
January 31, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	g)	Mineral Property Costs (continued)

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. Because option payments do not meet the definition of tangible property under EITF 04-2, all option payments are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

	h)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Darlington Mines Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
January 31, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Financial Instruments

The fair values of financial instruments, which include cash, note payable and due to related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	k)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	l)	Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Darlington Mines Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
January 31, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	m)	Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available- for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

3.	Related Party Transactions

a)

As at January 31, 2008, the Company is indebted to the President of the Company for $2,053 (October 31, 2007 – $1,185), of which $282 (October 31, 2007 - $49) representing advances provided to the Company, $883 (October 31, 2007 - $883) representing expenditures paid on behalf of the Company and $888 (October 31, 2007 - $253) representing interest on a promissory note issued to the President. The advances provided to the Company and expenditures paid on behalf of the Company by the President are unsecured, bears no interest, and is due on demand.

b)

The Company recognizes donated rent at $250 per month, donated services provided by the Secretary of the Company at $500 per month and donated services provided by the President of the Company at $500 per month. During the three month period ended January 31, 2008, the Company recognized $750 (2007 – $750) in donated rent and $3,000 (2007 – $3,000) in donated services.

	c)	On April 30, 2007, the Company issued an aggregate of 5,000,000 shares of common stock at a price of $0.00001 per share to the President and Secretary of the Company for proceeds of $50.

	d)	During the year ended October 31, 2007, the Company received $25,000 from the President of the Company and issued a promissory note. See Note 4.

Darlington Mines Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
January 31, 2008
(unaudited)

4.	Loan Payable

On January 4, 2008, the Company received a $1,000 loan which is unsecured, non-interest bearing and due on demand.

5.	Note Payable

During the year ended October 31, 2007, the Company received $25,000 from the President of the Company and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, compounded annually on October 31, and is due on demand. At January 31, 2008, the Company has recorded $888 of accrued interest, which is included in due to related party.

6.	Mineral Properties

The Company acquired a gem mineral claim located in the South Cariboo Region, British Columbia, Canada, in consideration for $2,000. The claim is registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claim in trust on behalf of the Company. The cost of the mineral property was initially capitalized. As at October 31, 2007, the Company recognized an impairment loss of $2,000, as it has not yet been determined whether there are proven or probable reserves on the property.

7.	Subsequent Events

Subsequent to the period, the Company received stock subscriptions for 270,000 shares at $0.10 per share pursuant to the SB-2 offering for cash proceeds of $27,000.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. If we raise the minimum amount of money from our public offering, we believe it will last twelve months.

     We will be conducting research in the form of exploration on one property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

     If we raise the minimum amount of $100,000, we will have enough money to complete our exploration program.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in our public offering. That is because we do not have money to start exploration. Once we have concluded our public offering, we intend to start exploration operations. To our knowledge, the property has never been mined. In June 2007, Ms. Masich executed a declaration of trust acknowledging that she holds the property in trust for us and she will not deal with the property in any way, except to transfer the property to us. In the event that Ms. Masich transfers title to a third party, the declaration of trust will be used as evidence that she breached her fiduciary duty to us. Ms. Masich has not provided us with a signed or executed bill of sale in our favor. Ms. Masich will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material. Ms. Masich does not have a right to sell the property to anyone. She may only transfer the property to us. She may not demand payment for the property when she transfers it to us. Further, Ms. Masich does not have the right to sell the property at a profit to us if mineralized material is discovered on the property. Ms. Masich must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining properties may or may not be located under the property. We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract samples of earth. Ms. Masich and Mr. Radbourne, after confirming with our consultant, will determine where drilling will occur on the property. Ms. Masich and Mr. Radbourne will not receive fees for their services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations, proceed with additional exploration of the property, or develop the property. The proceeds from our public offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in British Columbia. We have not selected any of the foregoing as of the date of this report. We will only make the selections in the event we raise the minimum amount of our public offering.

     We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in our public offering. If we raise the minimum amount of money, we will drill approximately 2,400 linear feet or 8 holes to a depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 6,300 linear feet, or up to 21 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 21 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $4,120. We will begin exploration activity ninety days after this public offering is completed, weather permitting.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultants. We have no plans to interest other companies in the property if we find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this prospectus, we have no plans to raise additional funds other than the funds being raised in this public offering. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

     We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

     The following are our milestones:

1.

0-90 days after completion of our public offering. Retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

2.

90-180 days after completion of our public offering. - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling will be subcontracted to non-affiliated third parties.

Cost - $47,630 to $130,880. Time to conduct the core drilling - 90 days. To carry out this milestone we must conduct the core drilling. The driller will be retained by our consultant.

3.

180-210 days after completion of our public offering. - Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $4,120 to analyze the core samples and will take 30 days.

Delivery of the samples to the independent third party is necessary to carry out this milestone.

4.

210-270 days after completion of the offering. - If we discover significant quantities of mineral, we will have technical and economic feasibility studies to determine if we have reserves. These studies will be performed by third party professionals. Cost - $5,000 to $10,000.

     The cost of the subcontractors is included in cost of the exploration services to be performed as set forth in the Use of Proceeds section and the Business section of our prospectus. All funds for the foregoing activities will be obtained from our public offering.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we must conduct research and exploration of the property before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our public offering, whether it be the minimum amount or the maximum amount, will allow us to operate for one year.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing shareholders.

Liquidity and Capital Resources

     To meet our need for cash we are attempting to raise money from our public offering. We cannot guarantee that we will be able to raise enough money through our public offering to stay in business. Whatever money we do raise will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

     At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year. Other than as described in this paragraph, we have no other financing plans.

     We acquired one property which consists of one claim containing twelve contiguous cells. The property is registered in the name of our president, Michelle Masich and we will begin our exploration plan upon completion of our public offering. We expect to start exploration operations within 90 days of completing our public offering. As of the date of this report we have not begun exploration activities and therefore we have yet to generate any revenues.

     Since inception, we have issued 5,000,000 shares of our common stock and received $50.00.

     In March 2007, we issued 5,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50. This was accounted for as an acquisition of shares.

     As of January 31, 2008, our total assets were $18 consisting entirely of cash and our total liabilities were $48,440.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures

     Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

     Controls and Procedures over Financial Reporting

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II. OTHER INFORMATION

ITEM 2.     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

     On December 21, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-147945) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of the date of this report we have sold 270,000 shares of common stock for total proceeds of $27,000.

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March, 2008.

DARLINGTON MINES LTD.

BY:  MICHELLE MASICH
        Michelle Masich, President, Principal
        Executive Officer, Treasurer, Principal
        Financial Officer and Principal Accounting
        Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).