Form 10-Q
period 2008-04-30
Darlington Mines Ltd.
filed 2008-06-17
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

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

(604) 639-7757
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 as of June 10, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Darlington Mines Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	April 30,	October 31,
	2008	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	38,954	3,518
Prepaid expenses	–	17,000
Total Assets	38,954	20,518

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	23,568	–
Due to related party (Note 3(a))	2,674	1,185
Loan payable (Note 4)	1,000	–
Note payable (Note 5)	25,000	25,000
Total Liabilities	52,242	26,185

Contingencies (Note 1)

Stockholders’ Equity (Deficit)

Common Stock, 100,000,000 shares authorized, $0.00001 par value	50	50
Common Stock Subscribed (Note 7)	39,000	–
Donated Capital (Note 3(b))	25,000	17,500
Deficit Accumulated During the Development Stage	(77,338)	(23,217)
Total Stockholders’ Equity (Deficit)	(13,288)	(5,667)
Total Liabilities and Stockholders’ Equity (Deficit)	38,954	20,518

(The accompanying notes are an integral part of these financial statements.)

Darlington Mines Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	August 23, 2006	Three months	Three months	Six months	Six months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to April 30,	April 30,	April 30,	April 30,	April 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Donated rent (Note 3(b))	5,000	750	750	1,500	1,500
Donated services (Note 3(b))	20,000	3,000	3,000	6,000	6,000
General and administrative	1,672	–	12	513	12
Interest expenses	1,709	821	–	1,651	–
Impairment loss on mineral properties	2,000	–	–	–	–
Professional fees	46,957	3,045	–	44,457	–
Total Expenses	77,338	7,616	3,762	54,121	7,512
Net Loss	(77,338)	(7,616)	(3,762)	(54,121)	(7,512)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)	(0.01)	(0.00)

Weighted Average Shares Outstanding		5,000,000	5,000,000	5,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements.)

Darlington Mines Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)
	Accumulated from	For the	For the
	August 23, 2006	Six Months	Six Months
	(Date of Inception)	Ended	Ended
	to April 30,	April 30,	April 30,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss	(77,338)	(54,121)	(7,512)

Adjustments to reconcile net loss to net
cash used in operating activities:
Donated services and rent	25,000	7,500	7,500
Impairment loss on mineral property costs	2,000	–	–
Changes in operating assets and liabilities:
Prepaid expenses	–	17,000	–
Accounts payable	23,568	23,568	–
Due to related party	2,392	1,256	–
Net Cash Used In Operating Activities	(24,378)	(4,797)	(12)

Investing Activity
Acquisition of mineral properties	(2,000)	–	–

Net Cash Provided Used In Investing
Activities	(2,000)	–	–

Financing Activities

Bank Indebtedness	–	–	12
Advances from related party	282	233	–
Proceeds from loan payable	1,000	1,000	–
Proceeds from note payable	25,000	–	–
Proceeds from issuance of common stock
and subscriptions received	39,050	39,000	–
		–
Net Cash Provided By Financing Activities	65,332	40,233	12

(Decrease) Increase in Cash	38,954	35,436	–
Cash - Beginning of Period	–	3,518	–

Cash - End of Period	38,954	38,954	–

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements.)

Darlington Mines Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
April 30, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As of April 30, 2008, the Company has a working capital deficiency of $13,288 and has accumulated losses of $77,338 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments tothe recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On December 7, 2007, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on December 21, 2007, to register up to 2,000,000 shares of common stock in a direct public offering at $0.10 per share for maxmum proceeds of $200,000 to the Company, before issue costs.  Refer to Note 7.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at April 30, 2008, and the results of its operations and cash flows for the six month periods ended April 30, 2008 and 2007. The results of operations for the period ended April 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

Darlington Mines Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
April 30, 2008
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Darlington Mines Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
April 30, 2008
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

Darlington Mines Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
April 30, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	h)	Long-lived Assets

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

Darlington Mines Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
April 30, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Darlington Mines Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
April 30, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recently Issued Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

Darlington Mines Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
April 30, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recently Issued Accounting Pronouncements

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

	m)	Related Party Transactions

a)

As at April 30, 2008, the Company is indebted to the President of the Company for $2,674 (October 31, 2007 – $1,185), of which $282 (October 31, 2007 - $49) representing advances provided to the Company, $883 (October 31, 2007 - $883) representing expenditures paid on behalf of the Company and $1,509 (October 31, 2007 - $253) representing interest on a promissory note issued to the President. The advances provided to the Company and expenditures paid on behalf of the Company by the President are unsecured, bears no interest, and is due on demand.

b)

The Company recognizes donated rent at $250 per month, donated services provided by the Secretary of the Company at $500 per month and donated services provided by the President of the Company at $500 per month. During the six month period ended April 30, 2008, the Company recognized $1,500 (2007 – $1,500) in donated rent and $6,000 (2007 – $6,000) in donated services.

		c)	On April 30, 2007, the Company issued an aggregate of 5,000,000 shares of common stock at a price of $0.00001 per share to the President and Secretary of the Company for proceeds of $50.

		d)	During the year ended October 31, 2007, the Company received $25,000 from the President of the Company and issued a promissory note. See Note 5.

4.	Loan Payable

On January 4, 2008, the Company received a $1,000 loan which is unsecured, non-interest bearing and due on demand.

Darlington Mines Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
April 30, 2008
(unaudited)

5.	Note Payable

During the year ended October 31, 2007, the Company received $25,000 from the President of the Company and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, compounded annually on October 31, and is due on demand. At April 30, 2008, the Company has recorded $1,509 of accrued interest, which is included in due to related party.

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

7.	Common Stock

During the six month period ended April 30, 2008, the Company received stock subscriptions for 390,000 shares at $0.10 per share pursuant to the SB-2 offering for cash proceeds of $39,000.

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

     We estimate the cost of drilling will be $20 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in our public offering. If we raise the minimum amount of money, we will drill approximately 2,400 linear feet or 8 holes to a depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 6,300 linear feet, or up to 21 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 21 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $4,120. We will begin exploration activity ninety days after this public offering is completed, weather permitting.

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

     As of April 30, 2008, our total assets were $38,954 consisting entirely of cash and our total liabilities were $52,242.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

     On December 21, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-147945) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of the date of this report we have sold 390,000 shares of common stock for total proceeds of $39,000.

ITEM 6.  EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section
302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of June, 2008.

DARLINGTON MINES LTD.

BY:	MICHELLE MASICH
Michelle Masich, President, Principal
Executive Officer, Treasurer, Principal
Financial Officer and Principal Accounting
Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section
302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the
Sarbanes-Oxley Act of 2002.