Form 10-Q
period 2008-07-31
Darlington Mines Ltd.
filed 2008-09-22
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

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
YES [X]    NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [    ]    NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 as of September 15, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Darlington Mines Ltd.
(A Development Stage Company)

July 31, 2008

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Darlington Mines Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	July 31,	October 31,
	2008	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	38,936	3,518
Prepaid expenses	–	17,000
Total Assets	38,936	20,518

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	25,606	–
Due to related party (Note 3(a))	7,308	1,185
Loan payable (Note 4)	1,000	–
Note payable (Note 5)	25,000	25,000
Total Liabilities	58,914	26,185
Contingencies (Note 1)
Stockholders’ Equity (Deficit)
Common Stock, 100,000,000 shares authorized, $0.00001 par value	50	50
Common Stock Subscribed (Note 7)	39,000	–
Donated Capital (Note 3(b))	28,750	17,500
Deficit Accumulated During the Development Stage	(87,778)	(23,217)
Total Stockholders’ Equity (Deficit)	(19,978)	(5,667)
Total Liabilities and Stockholders’ Equity (Deficit)	38,936	20,518

Darlington Mines Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	August 23, 2006	Three months	Three months	Nine months	Nine months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to July 31,	July 31,	July 31,	July 31,	July 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Donated rent (Note 3(b))	5,750	750	750	2,250	2,250
Donated services (Note 3(b))	23,000	3,000	3,000	9,000	9,000
General and administrative	3,209	1,537	20	2,050	32
Interest expenses	3,331	1,622	–	3,273	–
Impairment loss on mineral properties	2,000	–	–	–	–
Professional fees	50,488	3,531	–	47,988	–
Total Expenses	87,778	10,440	3,770	64,561	11,282
Net Loss	(87,778)	(10,440)	(3,770)	(64,561)	(11,282)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)	(0.01)	(0.00)

Weighted Average Shares Outstanding		5,000,000	5,000,000	5,000,000	5,000,000

Darlington Mines Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)
	Accumulated from	For the	For the
	August 23, 2006	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended
	to July 31,	July 31,	July 31,
	2008	2008	2007
	$	$	$
Operating Activities
Net loss	(87,778)	(64,561)	(11,282)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated services and rent	28,750	11,250	11,250
Impairment loss on mineral property costs	2,000	–	–
Changes in operating assets and liabilities:
Prepaid expenses	–	17,000	–
Accounts payable	25,606	25,606	–
Due to related party	7,026	5,890	–
Net Cash Used In Operating Activities	(24,396)	(4,815)	(32)
Investing Activity
Acquisition of mineral properties	(2,000)	–	–
Net Cash Provided Used In Investing Activities	(2,000)	–	–
Financing Activities
Advances from related party	282	233	99
Proceeds from loan payable	1,000	1,000	–
Proceeds from note payable	25,000	–	–
Proceeds from issuance of common stock
and subscriptions received	39,050	39,000	–
Net Cash Provided By Financing Activities	65,332	40,233	99
(Decrease) Increase in Cash	38,936	35,418	–
Cash - Beginning of Period	–	3,518	–
Cash - End of Period	38,936	38,936	67
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Darlington Mines Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
July 31, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As of July 31, 2008, the Company has a working capital deficiency of $19,978 and has accumulated losses of $87,778 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On December 7, 2007, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on December 21, 2007, to register up to 2,000,000 shares of common stock in a direct public offering at $0.10 per share for maximum proceeds of $200,000 to the Company, before issue costs. Refer to Notes 7 and 8.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2008, and the results of its operations and cash flows for the three month and nine month periods ended July 31, 2008 and 2007. The results of operations for the period ended July 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Darlington Mines Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
July 31, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units- of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

Darlington Mines Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
July 31, 2008
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

	i)	Recently Issued Accounting Pronouncements

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
July 31, 2008
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

Darlington Mines Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
July 31, 2008
(unaudited)

2.       Summary of Significant Accounting Policies (continued)

l)	Recently Issued Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for- sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

a)

As at July 31, 2008, the Company is indebted to the President of the Company for $7,308 (October 31, 2007 – $1,185), of which $282 (October 31, 2007 - $49) representing advances provided to the Company, $4,883 (October 31, 2007 - $883) representing expenditures paid on behalf of the Company and $2,143 (October 31, 2007 - $253) representing interest on a promissory note issued to the President. The advances provided to the Company and expenditures paid on behalf of the Company by the President are unsecured, bears no interest, and is due on demand.

b)

The Company recognizes donated rent at $250 per month, donated services provided by the Secretary of the Company at $500 per month and donated services provided by the President of the Company at $500 per month. During the nine month period ended July 31, 2008, the Company recognized $2,250 (2007 – $2,250) in donated rent and $9,000 (2007 – $9,000) in donated services.

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

During the year ended October 31, 2007, the Company received $25,000 from the President of the Company and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, compounded annually on October 31, and is due on demand. At July 31, 2008, the Company has recorded $2,144 of accrued interest, which is included in due to related party.

Darlington Mines Ltd.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
July 31, 2008
(unaudited)

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

During the nine month period ended July 31, 2008, the Company received stock subscriptions for 390,000 shares at $0.10 per share pursuant to the SB-2 offering for cash proceeds of $39,000.

8.	Subsequent Event

On September 15, 2008, the Company received stock subscriptions for 625,000 shares at $0.10 per share pursuant to the SB-2 offering for cash proceeds of $62,500.

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

     As of July 31, 2008, our total assets were $38,936 consisting entirely of cash and our total liabilities were $58,914.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.      UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

     On December 21, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-147945) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of the date of this report we have sold 1,015,000 shares of common stock for total proceeds of $101,500.

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of September, 2008.

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