Form 10-K
period 2008-10-31
Darlington Mines Ltd.
filed 2009-01-29
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE YEAR ENDED OCTOBER 31, 2008

Commission file number 333-147945

DARLINGTON MINES LTD.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

     1019 Drayton Street
North Vancouver, British Columbia
Canada V7L 2V7
(Address of principal executive offices, including zip code.)

(604) 639-7757
(telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 27, 2009 - $101,500

TABLE OF CONTENTS

		Page

	PART I

Item 1.	Business.	3
Item 1A.	Risk Factors.	12
Item 1B.	Unresolved Staff Comments.	14
Item 2.	Properties.	14
Item 3.	Legal Proceedings.	15
Item 4.	Submission of Matters to a Vote of Security Holders.	15

	PART II

Item 5.	Market Price for the Registrant’s Common Equity, Related Stockholders Matters and	15
	Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of	17
	Operation.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	19
Item 8.	Financial Statements and Supplementary Data.	20
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial
	Disclosure.	35
Item 9A.	Evaluation of Disclosure Controls and Procedures.	35
Item 9B.	Other Information.	37

	PART III

Item 10.	Directors and Executive Officers, Promoters and Corporate Governance.	37
Item 11.	Executive Compensation.	40
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related	42
	Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	44
Item 14.	Principal Accounting Fees and Services.	44

	PART IV

Item 15.	Exhibits and Financial Statement Schedules.	46

PART I.

ITEM 1.	BUSINESS.

General

     We were incorporated in the State of Nevada on August 23, 2006. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at 1019 Drayton Street, North Vancouver, British Columbia, Canada V7L 2V7. Our telephone number is (604) 639-7757. This is our mailing address as well.

     There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

     We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause our plans to change.

     We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon our current cash to fund operations.

Background

     In June 2007, Michelle Masich, our president and a member of the board of directors acquired one mineral property containing one claim comprised on twelve contiguous cells located in British Columbia. British Columbia allows a mineral explorer to claim a portion of available Crown lands as her exclusive area for exploration by registering the claim area on the British Columbia Mineral Titles Online system. The Mineral Titles Online system is the Internet-based British Columbia system used to register, maintain and manage the claims. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid and was formerly called a claim. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals. The online grid is the geographical basis for the cell. Formerly, the claim was established by sticking stakes in the ground to define the area and then recording the staking information. The staking system is now antiquated in British Columbia and has been replaced with the online grid. The property was registered by James McLeod a non affiliated third party. James McLeod is a self-employed consulting geologist.

     In June 2007, Ms. Masich executed a declaration of trust acknowledging that she holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Ms. Masich transfers title to a third party, the declaration of trust will be used as evidence that she breached her fiduciary duty to us. Ms. Masich has not provided us with a signed or executed bill of sale in our favor. Ms. Masich will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

     Under British Columbia law, title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly-owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

     In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Ms. Masich will convey title to the property to the wholly owned subsidiary corporation. Should Ms. Masich transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Ms. Masich will be liable to us for monetary damages for breaching the terms of her oral agreement with us to transfer her title to a subsidiary corporation we create. To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty Elizabeth II. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company property, that is the province of British Columbia.

     In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The property is one such acquisition. Accordingly, fee simple title to the property resides with the Crown.

     The property is comprised of mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The Crown does not have the right to reclaim provided a minimum fee of CDN$100 is paid timely. The Crown could reclaim the property in an eminent domain proceeding, but would have to compensate the lessee for the value of the claim if it exercised the right of eminent domain. It is highly unlikely that the Crown will exercise the power of eminent domain. In general, where eminent domain has been exercised it has been in connection with incorporating the property into a provincial park.

     The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

     To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

     There are no native land claims that affect title to the property. We have no plans to try to interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

     The following is a list of tenure numbers, claim, and expiration date of our claims:

		Number of	Date of
Tenure No.	Document Description	Units or Cells	Expiration
568024	Gem	12	October 16, 2009

     In order to maintain these claims we must pay a fee of CND$100 per year per cell.

Location and Access

     The property is comprised of one claim containing twelve contiguous cells totaling 600 acres. The mineral claim area is located at latitude 51°12’ 7" North and longitude 121°6’ 42" West. The property is motor vehicle accessible from the village of 70 Mile House, British Columbia, by traveling seventeen miles east southeast along the Upper Loon Lake gravel ranch road to the mineral claim.

     The property lies in the interior plateau of the province and within the Cariboo Parkland biotic or life zone of British Columbia. The area experiences about 20" to 30" of precipitation annually of which about 25% may occur as a snow equivalent. The summers can experience hot weather while the winters are generally more severe than the dry belt to the east and can last from November through March.

     Much of this area of the interior plateau, with its rolling hills, hosts clusters of lodgepole pine with similar stands of aspen. Douglas fir and Engelmann spruce round out the other conifer cover, but in lesser abundance. The general area supports an active logging industry. Mining holds an historical and contemporary place in the development and economic well being of the area.

     The Town of 100 Mile House and the City of Kamloops, British Columbia, lie 46 miles and 86 miles by road northwest and southeast of the property, respectively. Each offer much of the necessary infrastructure required to base and carry-out an exploration program such as accommodations, communications, equipment and supplies. Kamloops, British Columbia is highway accessible from Vancouver, B.C. in a few hours by traveling over the Coquihalla highway. Kamloops has a good airport and the overnight Greyhound bus service is a popular way to send samples and to receive additional equipment and supplies.

Physiography

     The property area ranges in elevation from 3,700 feet to 3,800 feet above sea level. The physiographic setting of the property can be described as rounded, open range pockets among the clusters of conifer (evergreens) and aspens in a plateau setting. The area has been surficially altered both by the erosional and the depositional (drift cover) effects of glaciation. Thickness of drift cover in the valleys may vary considerably. Fresh water lakes and small streams are abundant in the area.

Map 1

History

     The property shows signs of previous exploration activities. No known mineralized material exists on the property.

Geology

Regional Geology

     The area is seen to be underlain by rock units ranging in age from the Pennsylvanian to the Miocene and being mainly of volcanic origin, although some of the older units are of intrusive and sedimentary origin. The older units are only found along the deep incisions found along some of the deeper creek valleys, i.e. the Deadman River and Loon Creek. The younger Eocene - Miocene aged volcanic flow rock units are observed in the area and alkali basalt flows of Miocene age occur as cap rocks in the general area.

Local Geology

     Local geology consists of extensive of the basalt flows even in this the southern part of the pervasive and widespread occurrences to the north, an area covering thousands of square miles. The olivine basalt occurrences along the Bonaparte River, Loon Creek and the Deadman River valleys have an estimated thickness of ~ 1,600 feet. They are thought to lie upon faulted bedrock of Pennsylvanian age and younger.

Property Geology

     The geology of the property area may be described as being overlain by generally thick Tertiary basalt flows of Eocene - Miocene age. The olivine basalts of the Chasm Formation are the youngest rocks found on the property and throughout the local area. These flows have covered the next youngest units of the Deadman River Formation that hosts the ash and diatomaceous earth occurrences, as well as other water borne younger sediments, such as siltstone, shale, sandstone and conglomerate.

Mineralization

     There is the appearance of general area pyrite-pyrrhotite-chalcopyrite mineralization as mesothermal replacements or vein-type of occurrences that lie peripheral to the porphyry-type occurrence in the volcanic tuffs (as volcanic skarn). These occurrences appear in the massive volcanic units and in medium grain-sized intrusive rock within steeply dipping to vertical fissure/fault zones with some dissemination in the adjacent wallrock. Alteration accompanying the pyritization is often observed as epidote-chlorite-calcite or as a propylitic assemblage.

Supplies

     Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials in the spring of 2009. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Our Proposed Exploration Program

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report, but intend to do so this spring. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, because we do not have the money to do it, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Exploration has not been initiated. That is because we have spent all of our time completing our public offering. We intend to initiate exploration in the Spring of 2009. To our knowledge, the property has never been mined. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining properties may or may not be located under our property.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to implement an exploration program of surface sampling followed by an analysis of the samples. The samples will be tested to determine if mineralized material may be located on the property. Based upon the tests of the samples, we will determine if we will terminate operations or proceed with additional exploration of the property. We intend to take our samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report. We will only make the selections after we have obtained our samples.

     We estimate the cost of surface sampling will be $10,000 and the cost of analyzing the samples to be $2,000. We will begin exploration activity this Spring, weather permitting.

     The breakdowns were made in consultation with Mr. James McLeod.

     We do not intend to interest other companies in the property if we find mineralized material. We intend to try to develop the reserves ourselves through the use of a consultant. We have no plans to interest other companies in the property if we do not find mineralized material.

     If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

     We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

     We do not have any plan to make our company to revenue generation. That is because we have not found mineralized material yet and it is impossible to project revenue generation from nothing.

Competitive Factors

     The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find mineralized materials on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

     Our property is registered on British Columbia Mineral Titles Online system. We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals.

     This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

     We can explore for minerals on the property and are in compliance with the Code rules and regulations. The Code rules and regulations will not adversely affect our operations.

Environmental Law

     We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia (the “Code”). The Code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

     We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

     We are in compliance with the Code and will continue to comply with the Code in the future. We believe that compliance with the Code will not adversely affect our business operations in the future.

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only “cost and effect” of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We cannot speculate on those costs in light of our ongoing plans for exploration. When we are ready to drill, we will notify the B.C. Inspector of Mines. He will require a bond to be put in place to assure that the property will be restored to its original condition. We have estimated the cost of restoring the property to be between $500 to $1,000.

Employees

     We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

     At present, we have no employees, other than our officers and directors. Our officers and directors are part-time employees and will devote about 10% of their time to our operations. Our officers and directors do not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of our property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete our public offering.

ITEM 1A.	RISK FACTORS.

Please consider the following risk factors before deciding to invest in our common stock. We discuss all material risks in the risk factors.

     1. Our auditors have issued a going concern opinion.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months.

     2. Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

     Our plan of operation and the funds we raise from our public offering will be used for exploration of the property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues as a result of your investment.

     3. Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

     The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which will result in a loss of your investment.

     4. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

     We were incorporated on August 23, 2006, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $120,939. To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

     5. Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we cannot locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

     Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of the property. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

     6. Because title to the property is held in the name of one of our officers, if she transfers the property to someone other than us, we will cease operations.

     Record title to the property upon which we intend to conduct exploration activities is not held in our name. Record title to the property is recorded in the name of Michelle Masich. If she transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations. Under British Columbia law, title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order for us to own record title to the property, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time because the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would be several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

     7. Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

     Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

     8. Our geologist has been an officer, director or geologist for over twenty companies that most have not moved forward with exploration activities.

     James McLeod, the geologist we hired to register our property, has been an officer, director or geologist for over twenty companies since 1999. Most of these companies have not moved forward with exploration activities, and five have changed businesses and completely abandoned exploration activities.

     9. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations and as a result, there may be delays in our operations.

     Our proposed exploration work can only be performed approximately five to six months out the year. This is because rain and snow cause the roads leading to our claim to be impassible during to seven months of the year. When roads are impassible, our operations will be delayed.

     10. Because Ms. Masich and Mr. Radbourne have other outside business activities, they will only be devoting 10% of their time, or four hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

     Because Ms. Masich and Mr. Radbourne, our officers and directors, have other outside business activities, they will only be devoting 10% of their time, or four hours per week, to our operations. As a result, our operations may be sporadic and occur at times which are convenient to Ms Masich and Mr. Radbourne. As a result, exploration of the property may be periodically interrupted suspended.

     11. If our officers and directors resign or die without having found replacements our operations will be suspended or cease. If that should occur, you could lose your investment.

     We have two officers and directors. We are entirely dependent upon them to conduct our operations. If they should resign or die there will be no one to run us. Further, we do not have key person insurance. If that should occur, until we find another person to run us, our operations will be suspended or cease entirely. In that event it is possible you could lose your entire investment.

     12. Because there is no public trading market for our common stock, you may not be able to resell your stock and as a result your investment is illiquid.

     There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale, of which there is no assurance. As a result, your investment is illiquid.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

      None.

ITEM 2.	PROPERTIES.

     We currently do not own any property. We have the right to conduct exploration activities on one mineral claim. The following is a list of tenure numbers, claim, and expiration date of our claims:

		Number of	Date of
Tenure No.	Document Description	Units or Cells	Expiration
568024	Gem	12	October 16, 2009

     In order to maintain these claims we must pay a fee of CND$100 per year per cell.

     The property is comprised of one claim containing twelve contiguous cells totaling 600 acres. The mineral claim area may is located at latitude 51°12’ 7" North and longitude 121°6’ 42" West. The property is motor vehicle accessible from the village of 70 Mile House, British Columbia, by traveling seventeen miles east southeast along the Upper Loon Lake gravel ranch road to the mineral claim. The property lies in the interior plateau of the province and within the Cariboo Parkland biotic or life zone of British Columbia.

ITEM 3.	LEGAL PROCEEDINGS.

     We are not presently a party to any litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

     Currently, our shares of commons stock are not traded anywhere. We intend to seek a listing for our shares of common stock on the Bulletin Board operated by the Federal Industry Regulatory Authority. There is no assurance our shares of common stock will ever be listed for trading anywhere.

Holders

     There are 21 holders of record for our common stock.

Status of our public offering

     On December 21, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-147945) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On October 1, 2008, we completed our public offering by selling 1,010,000 shares of common stock to 18 persons and raised $101,000. Since that time we have spent the proceeds from the public offering as follows:

Accounts Payable	$25,605
Related party loans, notes and expenses	$33,308
Geologist	$4,045
Professional fees	$27,550
Office expenses	$1,855

Dividends

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the foregoing may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Unregistered Sale of Equity Securities Not Previously Reported

     On October 2, 2008, we issued 5,000 restricted shares of common stock to one person in consideration of $500. The shares were sold pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 in that the sale of the shares was to a sophisticated investor and the investor was furnished with the same information that could be found in a Form S-1 registration statement. The foregoing transaction was not reported in Item 3.02 of Form 8-K.

ITEM 6.	SELECTED FINANCIAL DATA.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

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

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others. We have sufficient funds to maintain our operations for the next 12 months.

     We will be conducting research in the form of exploration on one property. Our exploration program is explained in as much detail as possible in Item 1 of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until the Spring of 2009. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, we will cease operations and you will lose your investment.

     We must conduct exploration to determine what amount of minerals, if any, exist on property and if any minerals which are found can be economically extracted and profitably processed.

     We intend to implement an exploration program which consists of surface sampling. The samples will be tested to determine if mineralized material may be located on the property. Based upon the tests of the samples, we will determine if we will terminate operations or proceed with additional exploration of the property. We intend to take our samples to analytical chemists, geochemists and registered assayers located in British Columbia. We have not selected any of the foregoing as of the date of this report.

     We estimate the cost of collecting samples and analyzing the same will not be more than $12,000.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultants. We have no plans to interest other companies in the property if we find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds.

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

Results of Operations

     Since our inception and through October 31, 2008, we were incorporated and we completed our public offering. We have not conducted any other operations as of the date of this report.

Milestones

The following are our milestones:

1.	0-180 days from the date of this report. - Retain our consultant and obtain surface samples. Cost - $10,000.

2.

180-365 days from the date of this report. - Have an independent third party analyze the samples. Determine if mineralized material may be below the ground. We estimate that it will cost $2,000 to analyze the samples and will take 30 days.

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

     To become profitable and competitive, we must conduct research and exploration of the property before we start production of any minerals we may find. We believe that the funds raised from our public offering will allow us to operate for one year.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing shareholders.

Liquidity and Capital Resources

     To meet our need for cash we raised money from our public offering. We cannot guarantee that we raised enough money through our public offering to stay in business. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

     At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

     We acquired the right to conduct exploration activity one property which consists of one claim containing twelve contiguous cells. The property is registered in the name of our president, Michelle Masich. We will begin our exploration plan in the spring of 2009. As of the date of this report, we have not begun exploration activities and therefore we have yet to generate any revenues.

     In April 2007, we issued 5,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50. This was accounted for as an acquisition of shares.

     On October 1, 2008, we completed our public offering by selling 1,010,000 shares of common stock to 18 persons and raised $101,000.

     On October 2, 2008, we issued 5,000 restricted shares of common stock to one person in consideration of $500.

     As of October 31, 2008, our total assets were $14,366 consisting entirely of cash and our total liabilities were $1,255.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DARLINGTON MINES LTD.
TABLE OF CONTENTS

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS
	Balance Sheet	F-2
	Statements of Operations	F-3
	Statements of Cash Flows	F-4
	Statement of Stockholders’ Equity (Deficit)	F-5

	NOTES TO FINANCIAL STATEMENTS	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Darlington Mines, Ltd. (A Developmental Stage Company)

We have audited the accompanying balance sheet of Darlington Mines, Ltd. of October 31, 2008 and 2007 and the related statements of operations, shareholders’ deficit, and cash flows for the years ending October 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Darlington Mines, Ltd. as of October 31, 2008 and 2007 and the results of its operations and cash flows for the years ending October 31, 2008 and 2007 in conformity with U.S. generally accepted accounting principles

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEAVER & MARTIN, LLC

Weaver & Martin, LLC
Kansas City Missouri
January 27, 2009

Darlington Mines Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	October 31,	October 31,
	2008	2007
	$	$
ASSETS

Current Assets

Cash	10,321	3,518
Prepaid expenses	4,045	17,000
Total Assets	14,366	20,518

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities

Accounts payable	1,255	-
Due to related party (Note 3(a))	-	1,185
Note payable (Note 3(d))	-	25,000
Total Liabilities	1,255	26,185

Contingencies (Note 1)

Stockholders’ Equity (Deficit)

Common Stock, 100,000,000 shares authorized, $0.00001 par value, 6,015,000
and 5,000,000 issued and outstanding, respectively	60	50

Additional Paid In Capital	101,490	-

Donated Capital (Note 3(b))	32,500	17,500

Deficit Accumulated During the Development Stage	(120,939)	(23,217)

Total Stockholders’ Equity (Deficit)	13,111	(5,667)

Total Liabilities and Stockholders’ Equity (Deficit)	14,366	20,518

(The accompanying notes are an integral part of these financial statements.)

Darlington Mines Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from	For the	For the
	August 23, 2006	Year	Year
	(Date of Inception)	Ended	Ended
	to October 31,	October 31,	October 31,
	2008	2008	2007
	$	$	$

Revenue	-	-	-

Expenses

Donated rent (Note 3(b))	6,500	3,000	3,000
Donated services (Note 3(b))	26,000	12,000	12,000
General and administrative	4,785	3,568	524
Interest expenses	3,616	3,616	-
Impairment loss on mineral properties	2,000	-	2,000
Professional fees	78,038	75,538	2,500

Total Expenses	120,939	97,722	20,024

Net Loss	(120,939)	(97,722)	(20,024)

Net Loss Per Share – Basic and Diluted		(0.02)	(0.00)

Weighted Average Shares Outstanding		5,086,000	5,000,000

(The accompanying notes are an integral part of these financial statements.)

Darlington Mines Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
	Accumulated from	For the	For the
	August 23, 2006	Year	Year
	(Date of Inception)	Ended	Ended
	to October 31,	October 31,	October 31,
	2008	2008	2007
	$	$	$
Operating Activities

Net loss	(120,939)	(97,722)	(20,024)

Adjustments to reconcile net loss to net cash used in
operating activities:
Donated services and rent	32,500	15,000	15,000
Impairment loss on mineral property costs	2,000	-	2,000

Changes in operating assets and liabilities:
Prepaid expenses	(4,045)	12,955	(17,000)
Accounts payable	1,255	1,255	-
Due to related party	(282)	(1,418)	443

Net Cash Used In Operating Activities	(89,511)	(69,930)	(19,581)

Investing Activity

Acquisition of mineral properties	(2,000)	-	(2,000)

Net Cash Provided Used In Investing Activities	(2,000)	-	(2,000)

Financing Activities

Advances from related party	282	233	49
Proceeds from note payable	25,000	-	25,000
Repayment of note payable	(25,000)	(25,000)	-
Proceeds from issuance of common stock	101,550	101,500	50

Net Cash Provided By Financing Activities	101,832	76,733	25,099

Increase in Cash	10,321	6,803	3,518

Cash - Beginning of Period	-	3,518	-

Cash - End of Period	10,321	10,321	3,518

Supplemental Disclosures

Interest Paid	3,616	3,616	-
Income Taxes Paid	-	-	-

(The accompanying notes are an integral part of these financial statements.)

Darlington Mines Ltd.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period from August 23, 2006 (Date of Inception) to October 31, 2008
(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
			Paid-in	Donated	Exploration
	Shares	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance – August 23, 2006 (Date of
Inception)	1	-	-	-	-	-

Common stock subscribed for cash at
$0.00001 per share	5,000,000	50	(50)	-	-	-

Donated rent and services	-	-	-	2,500	-	2,500

Net loss for the period	-	-	-	-	(3,193)	(3,193)

Balance – October 31, 2006	5,000,000	50	(50)	2,500	(3,193)	(693)

Stock subscription received	-	-	50	-	-	50
Donated rent and services	-	-	-	15,000	-	15,000

Net loss for the year	-	-	-	-	(20,024)	(20,024)

Balance – October 31, 2007	5,000,000	50	-	17,500	(23,217)	(5,667)

Common stock issued for cash at $0.10
per share	1,015,000	10	101,490	-	-	101,500

Donated rent and services	-	-	-	15,000	-	15,000

Net loss for the period	-	-	-	-	(97,722)	(97,722)

Balance – October 31, 2008	6,015,000	60	101,490	32,500	(120,939)	13,111

(The accompanying notes are an integral part of these financial statements.)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As of October 31, 2008, the Company had working capital of $13,111 and has accumulated losses of $120,939 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On December 7, 2007, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on December 21, 2007, to register up to 2,000,000 shares of common stock in a direct public offering at $0.10 per share for maximum proceeds of $200,000 to the Company, before issue costs. On October 1, 2008 the Company issued 1,015,000 common shares at $0.10 per share for total proceeds of $101,500 pursuant to subscriptions received during the year.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is October 31.

b)	Use of Estimates

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

c)	Basic and Diluted Net Income (Loss) Per Share

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

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)	Mineral Property Costs

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

g)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

h)	Income Taxes

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

i)	Financial Instruments

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

j)	Foreign Currency Translation

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

k)	Recently Issued Accounting Pronouncements

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

l)

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

2.      Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fairvalues as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

2.      Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

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

a)

As at October 31, 2008, the Company is indebted to the President of the Company for $nil (October 31, 2007 – $1,185), of which $nil (October 31, 2007 - $49) representing advances provided to the Company, $nil (October 31, 2007 - $883) representing expenditures paid on behalf of the Company and $nil (October 31, 2007 - $253) representing interest on a promissory note issued to the President. The advances provided to the Company and expenditures paid on behalf of the Company by the President were unsecured, non-interest bearing, and were due on demand. During the year ended October 31, 2008 the President of the Company loaned $1,000 and paid expenses on behalf of the Company totalling $3,979 to increase the indebtedness owed to $6,164. This amount was repaid on September 26, 2008.

b)

The Company recognizes donated rent at $250 per month, donated services provided by the Secretary of the Company at $500 per month and donated services provided by the President of the Company at $500 per month. During the year ended October 31, 2008, the Company recognized $3,000 (2007 – $3,000) in donated rent and $12,000 (2007 – $12,000) in donated services.

	c)	On April 30, 2007, the Company issued an aggregate of 5,000,000 shares of common stock at a price of $0.00001 per share to the President and Secretary of the Company for proceeds of $50.

d)

During the year ended October 31, 2007, the Company received $25,000 from the President of the Company and issued a promissory note bearing interest at 10% per annum, unsecured and due on demand. Interest of $2,475 accrued during the year. On September 24, 2008 this note was repaid including interest.

4.	Mineral Properties

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

5.	Common Stock

	a)	On April 30, 2007, the Company issued an aggregate of 5,000,000 shares of common stock at a price of $0.00001 per share to the President and Secretary of the Company for proceeds of $50.

b)

     During the year ended October 31, 2008, the Company received stock subscriptions for 1,015,000 shares at $0.10 per share and issued 1,015,000 shares pursuant to the SB-2 offering for cash proceeds of $101,500.

6.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $88,000 which commence expiring in 2027. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at October 31, 2008 and 2007 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	October 31,	October 31,
	2008	2007
	$	$
Cumulative Net Operating Losses	88,000	6,000
Statutory Tax Rate	34%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	30,000	2,000
Valuation Allowance	(30,000)	(2,000)
Net Deferred Tax Asset	–	–

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     Our financial statements for the period from inception to October 31, 2008 included in this report have been audited by Weaver & Martin LLC, 411 Valentine Rd., Suite 300, Kansas City, MO 64111 as set forth in their report included in herein. We have no disagreement with Weaver & Martin LLC on accounting and financial disclosure.

ITEM 9A.       EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our President has concluded that the Company’s disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control

     We have also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of October 31, 2008.

Limitations on the Effectiveness of Controls

     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness, as described below, in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

     Currently we believe we have no material weaknesses regarding our internal control over financial reporting.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.     OTHER INFORMATION.

     None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE
GOVERNANCE.

Officers and Directors

     Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Michelle Masich	45	president, principal executive officer, treasurer, principal
15-2885 Packard Ave.		financial officer, principal accounting officer, and a
Coquitlam, British Columbia		director
Canada V3B 6G4

W. David Radbourne	67	secretary and a director
1019 Drayton Street
North Vancouver, British Columbia
Canada V7L 2V7

     The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

     Michelle Masich has been our president, principal executive officer, treasurer, principal financial officer, principal accounting officer and a director since August 23, 2006. Since April 1984, Ms. Masich was the founder and President of Jewellery Centre, a retail and wholesale gemstone and gold business. From July 1984, to February 2005, Ms. Masich was the President/CEO of Grey and Sons Diamonds, a wholesale loose diamond company in Vancouver, B.C. From September 1981 to January 1984, Ms. Masich held various positions with Gold and Gem Inc. including diamond grading and sorting, colored gemstone grading and sorting and appraising. Ms. Masich has taken extensive geology and land form identification with the addition of gemology, both colored stone and diamond at the Gemological Institute of America, Santa Monica campus. She is a member of GIA and in good standing. From September 1974 to December, 1981 Ms. Masich worked in the retail and wholesale jewelry field.

     Mr. David Radbourne has been our secretary and a director since August 23, 2006. For the last forty years Mr. Radbourne has been a Chartered Accountant located in North Burnaby, British Columbia.

     During the past five years, Ms. Masich and Mr. Radbourne have not been the subject of the following events:

     1. Any bankruptcy petition filed by or against any business of which Mrs. Masich and Mr. Radbourne were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2.  Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3.  An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Masich’s and Mr. Radbourne’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Conflicts of Interest

     We believe that Ms. Masich and Mr. Radbourne are not subject to conflicts of interest. No policy has been implemented or will be implemented to address conflicts of interest.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he or she was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately designated, independent audit committee comprised of all of our directors. The audit committee was established in the last thirty days and has not met. A copy of the audit committee charter is filed with this report. Audit committee functions are performed by our board of directors, none of whom are deemed independent. All directors also hold positions as our officers. Audit committee responsibilities that the board currently fulfills are: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by future employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditors and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

     None of our directors or officers has the qualifications or experience to be considered a financial expert. Because of our limited operations, we believe the services of a financial expert are not warranted at this time.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our Code of Ethics is filed as an exhibit to this report.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. A copy of the disclosure committee charter is filed as an exhibit to this report. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.      EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid by us from inception on August 23, 2006 through October 31, 2008, for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

SUMMARY COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michelle Masich	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

W. David Radbourne	2008	0	0	0	0	0	0	0	0
Secretary	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

     We have not paid any salaries in 2009 and we do not anticipate paying any salaries at any time in 2009. We will not begin paying salaries until we have adequate funds to do so.

     The following table sets forth compensation paid to each of directors during the fiscal year ended October 31, 2008.

DIRECTOR COMPENSATION

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Michelle Masich	0	0	0	0	0	0	0

W. David Radbourne	0	0	0	0	0	0	0

     Our directors do not receive any compensation for serving as members of the board of directors.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

     As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as is profitable to do so.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his or her position, if he or she acted in good faith and in a manner he or she reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he or she is to be indemnified, we must indemnify him or her against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership
Michelle Masich	2,500,000	41.56%
15-2885 Packard Ave.
Coquitlam, BC
Canada V3B 6G4

W. David Radbourne	2,500,000	41.56%
1019 Drayton Street
North Vancouver, BC
Canada V7L 2V7

All Officers and Directors	5,000,000	83.12%
as a Group (2 persons)

     [1] The persons named above are "promoters" as defined in the Securities Exchange Act of 1934. Mr. Radbourne and Ms. Masich are the only "promoters" of our company.

Future Sales by Existing Stockholders

     In April 2007, 2,500,000 shares of common stock were issued to Michelle Masich, one of our officers and directors, and 2,500,000 shares of common stock were issued to W. David Radbourne, one of our officers and directors. On October 2, 2008, we issued 5,000 restricted shares of common stock to one person. The foregoing 5,005,000 shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers transaction or in a transaction directly with a market maker. Currently, Rule 144 is unavailable for the resale of the foregoing shares since we are considered a “shell company” as that term is defined in Rule 405 of the Securities Act of 1933.

     The remaining 1,010,000 shares of common stock held by 18 persons may be resold at anytime pursuant to the exemption from registration contained in Section 4(1) of the Securities Act of 1933.

DESCRIPTION OF OUR SECURITIES

Common Stock

     Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.00001 per share. The holders of our common stock:

*	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;
*	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
*	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
*	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

Non-cumulative Voting

     Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Cash Dividends

     As of the date of this report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Anti-Takeover Provisions

     There are no Nevada anti-takeover provisions that may have the affect of delaying or preventing a change in control. 78.378 through 78.3793 of the Nevada Revised Statutes relates to control share acquisitions that may delay to make more difficult acquisitions or changes in our control, however, they only apply when we have 200 or more stockholders of record, at least 100 of whom have addresses in the state of Nevada appearing on our stock ledger and we do business in this state directly or through an affiliated corporation. Neither of the foregoing events seems likely to occur. Currently, we have no Nevada shareholders. Further, we do not do business in Nevada directly or through an affiliate corporation and we do not intend to do business in the state of Nevada in the future.

Accordingly, there are no anti-takeover provisions that have the affect of delaying or preventing a change in our control.

Reports

     We are required to file Forms 10-K, 10-Q, and 8-K. You may read copies of any materials we file with the SEC at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that will contain copies of the reports we file. The address for the Internet site is www.sec.gov.

Stock Transfer Agent

     Our stock transfer agent and registrar is Transhare Corporation located at 5105 DTC Parkway, Suite 325, Greenwood Village, CO 80111. Its phone number is (303) 662-1112.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE.

     In April 2007, we issued a total of 2,500,000 shares of restricted common stock to Michelle Masich, our president and a member of the board of directors. This was accounted for as an acquisition of shares of common stock in the amount of $25. We also issued a total of 2,500,000 shares of restricted common stock to W. David Radbourne, our secretary and a member of the board of directors. This was accounted for as an acquisition of shares of common stock in the amount of $25.

     Ms. Masich also caused the property, comprised of one claim, to be registered at a cost of $100. The claim was registered by Ms. Masich for the $100. Ms. Masich will transfer the claim to us if mineralized material is found on the claim. Ms. Masich will not receive anything of value for the transfer and we will not pay any consideration of any kind for the transfer of the claim.

     Ms. Masich and Mr. Radbourne are our only promoters. They have not received or will they receive anything of value from us, directly or indirectly in their capacities as promoters.

     Currently, we have no independent directors.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$4,500	Weaver & Martin LLC
2007	$0	Weaver & Martin LLC

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0	Weaver & Martin LLC
2007	$0	Weaver & Martin LLC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Weaver & Martin LLC
2007	$0	Weaver & Martin LLC

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Weaver & Martin LLC
2007	$0	Weaver & Martin LLC

(5) Our pre-approval policies and procedures for the board, acting in lieu of a separately designated, independent audit committee, described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV. OTHER INFORMATION

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     The following is a complete list of exhibits filed as part of this annual report:

Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	12/07/2007	3.1

3.2	Bylaws.	SB-2	12/07/2007	3.2

4.1	Specimen Stock Certificate.	SB-2	12/07/2007	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and				X
Principal Financial Officer pursuant to Section 302
of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the				X
Sarbanes-Oxley Act of 2002 for the Chief
Executive Officer and Chief Financial Officer.

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of January 2009.

DARLINGTON MINES LTD.

BY: MICHELLE MASICH
       Michelle Masich, President, Principal
       Executive Officer, Treasurer, Principal
       Financial Officer and Principal Accounting
       Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

MICHELLE MASICH	President, Chief Executive Officer, Treasurer, Chief	January 29, 2009
Michelle Masich	Financial Officer, Principal Accounting Officer and a
member of the Board of Directors

W. DAVID RADBOURNE	Secretary, and a member of the Board of Directors	January 29, 2009
W. David Radbourne

EXHIBIT INDEX

Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	12/07/2007	3.1

3.2	Bylaws.	SB-2	12/07/2007	3.2

4.1	Specimen Stock Certificate.	SB-2	12/07/2007	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and				X
Principal Financial Officer pursuant to Section 302
of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the				X
Sarbanes-Oxley Act of 2002 for the Chief
Executive Officer and Chief Financial Officer.

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X