Form 10-Q
period 2009-01-31
Darlington Mines Ltd.
filed 2009-03-17
CIK 1420569

 ☐

UNITED STATESSECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commissions file number 000-53586

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
YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company"  in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date: 6,015,000 as of March 16, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Darlington Mines Ltd.
(A Development Stage Company)

January 31, 2009
Index

Balance Sheets		F -1

Statements of Operations		F -2

Statements of Cash Flows		F -3

Notes to the Financial Statements		F -4

Darlington Mines Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	January 31,
	2009	October 31,
		$2008
	(Unaudited)	$
ASSETS
Current Assets
Cash	8,451	10,321
Prepaid expenses	-	4,045
Total Assets	8,451	14,366

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	14,255	1,255
Total Liabilities	14,255	1,255
Contingencies (Note 1)
Stockholders’ Equity (Deficit)
Common Stock, 100,000,000 shares authorized, $0.00001 par value, 6,015,000 and
5,000,000 issued and outstanding, respectively	60	60
Additional Paid In Capital	101,490	101,490
Donated Capital (Note 3(b))	36,250	32,500
Deficit Accumulated During the Development Stage	(143,604)	(120,939)
Total Stockholders’ Equity (Deficit)	(5,804)	13,111
Total Liabilities and Stockholders’ Equity (Deficit)	8,451	14,366

Darlington Mines Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

			For the
	Accumulated from	For the	Three
	August 23, 2006	Three Months	Months
	(Date of Inception)	Ended	Ended
	to January 31,	January 31,	January 31,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses
Donated rent (Note 3(b))	7,250	750	750
Donated services (Note 3(b))	29,000	3,000	3,000
General and administrative	5,073	288	513
Interest expenses	3,616	–	830
Impairment loss on mineral properties	8,077	6,077	–
Professional fees	90,588	12,550	41,412
Total Expenses	143,604	22,665	46,505
Net Loss	(143,604)	(22,665)	(46,505)

Net Loss Per Share – Basic and Diluted		–	(0.01)

Weighted Average Shares Outstanding		6,015,000	5,000,000

Darlington Mines Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
	2009	2008
	$	$

Operating Activities
Net loss	(22,665)	(46,505)
Adjustments to reconcile net loss to net
cash used in operating activities:
Donated services and rent	3,750	3,750
Changes in operating assets and
liabilities:
Prepaid expenses	4,045	17,000
Accounts payable	13,000	20,387
Due to related party	–	635
Net Cash Used In Operating Activities	(1,870)	(4,733)
Investing Activities
Acquisition of mineral properties	–	–
Net Cash Provided Used In Investing
Activities	–	–
Financing Activities
Advances from related party	–	233
Proceeds from note payable	–	1,000
Net Cash Provided By Financing Activities	–	1,233
Increase (Decrease) in Cash	(1,870)	(3,500)
Cash - Beginning of Period	10,321	3,518
Cash - End of Period	8,451	18
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As of January 31, 2009, the Company had a working capital deficiency of $5,804 and has accumulated losses of $143,604 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.	Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Income (Loss) Per Share

c)

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings perShare". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the faceof the income statement. Basic EPS is computed by dividing net income (loss) available to commonshareholders (numerator) by the weighted average number of shares outstanding (denominator) during theperiod. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period usingthe treasury stock method and convertible preferred stock using the if-converted method. In computingdiluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

3.	Related Party Transactions

l)

Company recognizes donated rent at $250 per month, donated services provided by the Secretarythe Company at $500 per month and donated services provided by the President of the Company at per month. During the three months ended January 31, 2009, the Company recognized $750 (2008 $750) in donated rent and $3,000 (2008 – $3,000) in donated services.

4.	Mineral Properties

The Company acquired a Gem mineral claim located in the South Cariboo Region, British Columbia, Canada, in consideration for $2,000. The claim is registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claim in trust on behalf of the Company. The cost of the mineral property was initially capitalized. As at October 31, 2007, the Company recognized an impairment loss of $2,000, as it has not yet been determined whether there are proven or probable reserves on the property. The Company has completed its exploration work on the property costing $6,077 and awaits the geological report. The claim is in good standing until October 16, 2009.

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

     Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until the Spring of 2009. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don=t find mineralized material or we cannot remove mineralized material, we will cease operations and you will lose your investment.

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

Results of Operations

    In October 2008, we completed our public offering and received $101,000.

   Since our inception and through January 31, 2009, we were incorporated and we completed our public offering. We have completed our exploration work on the property costing $6,077 and we await the geological report.

Milestones

   The following are our milestones:

1.	Receive the geologists report as of the date of this report.

2.	Have an independent third party analyze the samples. Determine if mineralized material may be below the ground. We estimate that it will cost $2,000 to analyze the samples and will take 30 days.

Limited Operating History - Need for Additional Capital

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

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Additional equity financing could result in additional dilution to our existing shareholders.

Liquidity and Capital Resources

     To meet our need for cash we raised funds from our public offering. We cannot guarantee that we raised enough money through our public offering to stay in business. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

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

     As of January 31, 2009, our total assets were $8,451 consisting entirely of cash and our total liabilities were $14,255.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

     We have also evaluated our internal control over financial reporting, and there have been no changes in our internal controls or in other factors that could significantly affect those controls as of January 31, 2009.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.       EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March, 2009.

DARLINGTON MINES LTD.
(Registrant)

BY: MICHELLE MASICH
       Michelle Masich
       President, Principal Accounting Officer,
       Principal Executive Officer, Principal Financial
       Officer and Treasurer

EXHIBITS INDEX

Exhibit No.     Document Description

31.1                Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the
                       Sarbanes-Oxley Act of 2002.

32.1                Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the
                       Sarbanes-Oxley Act of 2002.