Form 10-K/A
period 2008-01-31
Darlington Mines Ltd.
filed 2009-04-08
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☒  No☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 27, 2009 - $101,500

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of April 2009.

DARLINGTON MINES LTD.

BY: MICHELLE MASICH
       Michelle Masich, President, Principal
       Executive Officer, Treasurer, Principal
       Financial Officer and Principal Accounting
       Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

MICHELLE MASICH	President, Chief Executive Officer, Treasurer, Chief	April 7, 2009
Michelle Masich	Financial Officer, Principal Accounting Officer and a
member of the Board of Directors

W. DAVID RADBOURNE	Secretary, and a member of the Board of Directors	April 7, 2009
W. David Radbourne

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	12/07/2007	3.1

3.2	Bylaws.	SB-2	12/07/2007	3.2

4.1	Specimen Stock Certificate.	SB-2	12/07/2007	4.1

14.1	Code of Ethics.	10-K	01/29/2009	14.1

31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the				X
	Sarbanes-Oxley Act of 2002 for the Chief
	Executive Officer and Chief Financial Officer.

99.1	Audit Committee Charter.	10-K	01/29/2009	99.1

99.2	Disclosure Committee Charter.	10-K	01/29/2009	99.2