Form 10-Q
period 2009-04-30
Darlington Mines Ltd.
filed 2009-06-15
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number 000-53586

DARLINGTON MINES LTD.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1019 Drayton Street
North Vancouver, British Columbia
Canada V7L 2V7
(Address of principal executive offices, including zip code.)

(604) 639-7757
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of Alarge accelerated filer,@ Aaccelerated filer,@ Anon-accelerated filer,@ and Asmaller reporting company@ in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [X]  NO [  ]

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date: 6,015,000 as of June 15, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Darlington Mines Ltd.
(A Development Stage Company)

April 30, 2009

Darlington Mines Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	April 30, 2009 $ (Unaudited)	October 31, 2008 $

ASSETS

Current Assets

Cash	4,408	10,321
Prepaid expenses	-	4,045

Total Assets	4,408	14,366

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	12,210	1,255

Total Liabilities	12,210	1,255

Contingencies (Note 1)

Stockholders’ Equity (Deficit)

Common Stock, 100,000,000 shares authorized, $0.00001 par value, 6,015,000 and 5,000,000 issued and outstanding, respectively	60	60

Additional Paid In Capital	101,490	101,490

Donated Capital (Note 3(b))	40,000	32,500

Deficit Accumulated During the Development Stage	(149,352)	(120,939)

Total Stockholders’ Equity (Deficit)	(7,802)	13,111

Total Liabilities and Stockholders’ Equity (Deficit)	4,408	14,366

Darlington Mines Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from August 23, 2006(Date of Inception) to April 30, 2009	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008	Six Months Ended April 30, 2009	Six Months Ended April 30, 2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated rent (Note 3(b))	8,000	750	750	1,500	1,500
Donated services (Note 3(b))	32,000	3,000	3,000	6,000	6,000
General and administrative	5,243	170	–	458	513
Interest expenses	3,690	74	821	74	1,651
Impairment loss on mineral properties	8,545	468	–	6,545	–
Professional fees	91,874	1,286	3,045	13,836	44,457
Total Expenses	149,352	5,748	6,116	28,413	54,121
Net Loss	(149,352)	(5,748)	(7,616)	(28,413)	(54,121)

Net Loss Per Share – Basic and Diluted		–	–	–	(0.01)

Weighted Average Shares Outstanding		6,015,000	5,000,000	6,015,000	5,000,000

Darlington Mines Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	April 30,	April 30,
	2009	2008
	$	$

Operating Activities

Net loss	(28,413)	(54,141)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	7,500	7,500

Changes in operating assets and liabilities:
Prepaid expenses	4,045	17,000
Accounts payable	10,955	23,568
Due to related party	–	1,256

Net Cash Used In Operating Activities	(5,913)	(4,797)

Investing Activities

Acquisition of mineral properties	–	–

Net Cash Provided Used In Investing Activities	–	–

Financing Activities

Advances from related party	–	233
Proceeds from subscriptions		39,000
Proceeds from note payable	–	1,000

Net Cash Provided By Financing Activities	–	40,233

Increase (Decrease) in Cash	(5,913)	35,436

Cash - Beginning of Period	10,321	3,518

Cash - End of Period	4,408	38,954

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

Darlington Mines Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. dollars)
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As of April 30, 2009, the Company had a working capital deficiency of $7,802 and has accumulated losses of $149,352 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                                                              F-6

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

                                                              F-7

3.	Related Party Transactions

l)
The Company recognizes donated rent at $250 per month, donated services provided by the Secretary of the Company at $500 per month and donated services provided by the President of the Company at $500 per month. During the three months ended April 30, 2009, the Company recognized $750 (2008 – $750) in donated rent and $3,000 (2008 – $3,000) in donated services.

4.	Mineral Properties

The Company acquired a Gem mineral claim located in the South Cariboo Region, British Columbia, Canada, in consideration for $2,000. The claim is registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claim in trust on behalf of the Company. The cost of the mineral property was initially capitalized. As at October 31, 2007, the Company recognized an impairment loss of $2,000, as it has not yet been determined whether there are proven or probable reserves on the property. The Company has completed its exploration work on the property costing $6,545 and is reviewing the geological report for determination whether more work on the property is warranted. The claim is in good standing until October 16, 2009.

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

Results of Operations

In October 2008, we completed our public offering and received $101,500.

Since our inception and through April 30, 2009, we were incorporated and we completed our public offering. We have completed our exploration work on the property costing $6,545 and we are reviewing the geological report in order to determine whether more work is warranted.

Milestones

The following are our milestones:

1.	To receive our trading symbol upon receipt of approval from FINRA for trading our common shares on the OTC Bulletin Board.

2.	Have an independent third party analyze the samples. Determine if mineralized material may be below the ground. We estimate that it will cost $2,000 to analyze the samples and will take 30 days.
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

As of April 30, 2009, our total assets were $4,408 consisting entirely of cash and our total liabilities were $12,210.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                  UNREGISTERED SALE OF EQUITY SECURITEIS AND USE OF PROCEEDS.

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

Accounts Payable	$25,605
Note Payable	27,144
Related Party Payable	6,164
Mineral Property	6,545
Professional Fees	29,400
Office	1,733
Total	$96,591

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of June, 2009.

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