Form 10-Q
period 2009-07-31
Darlington Mines Ltd.
filed 2009-09-14
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [X]  NO [ ]

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date: 6,015,000 as of September 14, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Darlington Mines Ltd.
(A Development Stage Company)

July 31, 2009

Darlington Mines Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	July 31, 2009 $ (Unaudited)	October 31, 2008 $

ASSETS

Current Assets
Cash	4,391	10,321
Prepaid expenses	-	4,045
Total Assets	4,391	14,366

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	18,846	1,255
Total Liabilities	18,846	1,255

Contingencies (Note 1)
Stockholders’ Equity (Deficit)
Common Stock, 100,000,000 shares authorized, $0.00001 par value, 6,015,000 and 5,000,000 issued and outstanding, respectively	60	60
Additional Paid In Capital	101,490	101,490
Donated Capital (Note 3(b))	43,750	32,500
Deficit Accumulated During the Development Stage	(159,755)	(120,939)
Total Stockholders’ Equity (Deficit)	(14,455)	13,111
Total Liabilities and Stockholders’ Equity (Deficit)	4,391	14,366

Darlington Mines Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from August 23, 2006 (Date of Inception) to July 31, 2009	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008	Nine Months Ended July 31, 2009	Nine Months Ended July 31, 2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Donated rent (Note 3(b))	8,750	750	750	2,250	2,250
Donated services (Note 3(b))	35,000	3,000	3,000	9,000	9,000
General and administrative	5,496	253	1,537	711	2,050
Interest expenses	4,001	311	1,622	385	3,273
Impairment loss on mineral properties	8,545	–	–	6,545	–
Professional fees	97,963	6,090	3,531	19,926	47,988
Total Expenses	159,755	10,404	10,440	38,817	64,561
Net Loss	(159,755)	(10,404)	(10,440)	(38,817)	(64,561)
Net Loss Per Share – Basic and Diluted		–	–	(0.01)	(0.01)
Weighted Average Shares Outstanding		6,015,000	5,000,000	6,015,000	5,000,000

Darlington Mines Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	July 31,	July 31,
	2009	2008
	$	$

Operating Activities

Net loss	(38,816)	(64,561)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	11,250	11,250

Changes in operating assets and liabilities:
Prepaid expenses	4,045	17,000
Accounts payable	17,591	25,606
Due to related party	–	5,890
Net Cash Used In Operating Activities	(5,930)	(4,815)
Investing Activities
Acquisition of mineral properties	–	–
Net Cash Provided Used In Investing Activities	–	–
Financing Activities
Advances from related party	–	233
Proceeds from subscriptions		39,000
Proceeds from note payable	–	1,000
Net Cash Provided By Financing Activities	–	40,233
Increase (Decrease) in Cash	(5,930)	35,418
Cash - Beginning of Period	10,321	3,518
Cash - End of Period	4,391	38,936
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As of July 31, 2009, the Company had a working capital deficiency of $14,455 and has accumulated losses of $159,755 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On December 7, 2007, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on December 21, 2007, to register up to 2,000,000 shares of common stock in a direct public offering at $0.10 per share for maximum proceeds of $200,000 to the Company, before issue costs. On October 1, 2008 the Company issued 1,015,000 common shares at $0.10 per share for total proceeds of $101,500 pursuant to subscriptions received during the year ended October 31, 2009.

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

The Company recognizes donated rent at $250 per month, donated services provided by the Secretary of the Company at $500 per month and donated services provided by the President of the Company at $500 per month. During the three months ended July 31, 2009, the Company recognized $750 (2008 – $750) in donated rent and $3,000 (2008 – $3,000) in donated services.

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

Plan of Operation

We are a start-up, exploration stage, corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  There is no assurance we will ever reach this point.  We do not have sufficient funds to maintain our operations for the next 12 months.

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

Since our inception and through July 31, 2009, we were incorporated and we completed our public offering. We have completed our exploration work on the property costing $6,545 and we are reviewing the geological report in order to determine whether more work is warranted.

Milestones

The following are our milestones:

1. Raise $30,000 to pay current liabilities of $15,000 and to pay for a work program of $12,000

2. To introduce market makers into our market after we received our trading symbol “DAML” during the quarter ended July 31, 2009.

3. Have a geologist obtain samples from our property and update the expiry of our claim to October 16, 2010.

4. Have an independent third party analyze the samples.

5. Determine if mineralized material may be below the ground.

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

As of July 31, 2009, our total assets were $4,391 consisting entirely of cash and our total liabilities were $18,846. Our net working capital deficiency is $14,455.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITEIS AND USE OF PROCEEDS.

On December 21, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-147945) permitting us to offer 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at $0.10 per share. There was no underwriter involved in our public offering. On October 1, 2008, we completed our public offering by selling 1,010,000 shares of common stock to 18 persons and raised $101,000. Since that time we have spent $96,609 of the proceeds from the public offering as follows:

Accounts Payable	$25,605
Note Payable	27,144
Related Party Payable	6,164
Mineral Property	6,545
Professional Fees	29,400
Office	1,751
Total	$96,609

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of September, 2009.

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