Form 10-K
period 2009-10-31
Darlington Mines Ltd.
filed 2010-01-29
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 000-53586

DARLINGTON MINES LTD.
Nevada
(State or other jurisdiction of incorporation or organization)

20A, Time Centre, 53-55 Hollywood Road,
Central Hong Kong
(Address of Principal Executive Offices, including zip code)

852-3014-8400
(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None	Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ X]   No [  ]

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 31, 2009: $1,421,000.
The registrant had 3,515,000 shares of common stock outstanding as of January 27, 2010.

TABLE OF CONTENTS

		Page

PART I
Item 1.	Business.	3
Item 1A.	Risk Factors.	4
Item 1B.	Unresolved Staff Comments.	6
Item 2.	Properties.	6
Item 3.	Legal Proceedings.	6
Item 4.	Submission of Matters to a Vote of Security Holders.	6

PART II
Item 5	Market Price for the Registrant’s Common Equity, Related Stockholders Matters	6
	and Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.	8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of	8
	Operation.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	10
Item 8.	Financial Statements and Supplementary Data.	11
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial	24
	Disclosure.
Item 9A.	Evaluation of Disclosure Controls and Procedures.	24
Item 9B.	Other Information.	26

PART III
Item 10.	Directors and Executive Officers, Promoters and Corporate Governance.	26
Item 11.	Executive Compensation.	29
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related	31
	Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	33
Item 14.	Principal Accounting Fees and Services.	33

PART IV
Item 15.	Exhibits and Financial Statement Schedules.	35

PART I.

ITEM 1.	BUSINESS.

General

We were incorporated in the State of Nevada on August 23, 2006.  We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our corporate office is located at 20A, Time Centre, 53-55 Hollywood Road, Central, Hong Kong. Our telephone number is 852-3014-8400

There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause our plans to change.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon our current cash to fund operations.

Background

In June 2007, Michelle Masich, our former president and a member of the board of directors acquired one mineral property containing one claim comprised on twelve contiguous cells located in British Columbia.

On October 16, 2009 the claim expired.  Currently we do not have the right to conduct exploration activities on any properties.

We intend to seek a new property for exploration in Asia.  We do not know where the property will be located or in fact we will ever find a new property.

Supplies

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration.  We have not attempted to locate or negotiate with any suppliers of products, equipment or materials.  We will attempt to locate products, equipment and materials in the spring of 2010.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Competitive Factors

The gold mining industry is fragmented, that is there are many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from a mineral property if the Company has the right to explore. We will either find mineralized materials on a property or not. If we do not, we would cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market.  Readily available gold markets exist in Asia and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Employees

We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

At present, we have no employees, other than our sole officer and director. Our sole officer and director is a part-time employee and will devote about 10% of his time to our operations. Our sole officer and director does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole officer and director.  Our sole officer and director will handle our administrative duties. Because our sole officer and director is inexperienced with exploration, he will hire qualified persons to perform the surveying, exploration, and excavating of our property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

ITEM 1A.       RISK FACTORS

Please consider the following risk factors before deciding to invest in our common stock.  We discuss all material risks in the risk factors.

            1.  Our auditors have issued a going concern opinion.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months.

2.  Our plan of operation is limited to find a mining claim. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

Our plan of operation is to locate a mining claim somewhere in Asia.  Accordingly, we will not generate any revenues as a result of your investment.

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

Because our sole officer and director is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of the property. Our sole officer and director has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

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

           7.  Because Francis Chiew, our sole officer and director has other outside business activities, he will only be devoting 10% of his time, or four hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because Francis Chiew, our sole officer and director, has other outside business activities, he will only be devoting 10% of his time, or four hours per week, to our operations. As a result, our operations may be sporadic and occur at times which are convenient to Mr. Chiew. As a result, exploration of the property may be periodically interrupted or suspended.

8.  If our sole officer and director resigns or dies without having found replacements our operations will be suspended or cease. If that should occur, you could lose your investment.

We have one officer who is our sole director. We are entirely dependent upon him to conduct our operations.  If they should resign or die there will be no one to run us.  Further, we do not have key person insurance. If that should occur, until another person is located to run us, our operations will be suspended or cease entirely. In that event it is possible you could lose your entire investment.

9. Because there is a limited public trading market for our common stock, you may not be able to resell your stock and as a result your investment is illiquid.

There is currently a limited public trading market for our common stock on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA).   As a result, your investment is somewhat illiquid and you may not be able to sell your stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

      None.

ITEM 2.	PROPERTIES.

We currently do not own any property nor do we have the right to conduct exploration activities on any properties.

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Currently, our shares of common stock are listed for trading on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) under the symbol “DAML.”

The following table sets forth the high and low bid prices for our common stock during the last two years:

Fiscal Year
2009	High Bid	Low Bid
Forth Quarter 8/1/09 – 10/31/09	1.40	1.40
Third Quarter 5/1/09 – 7/31/09	1.40	1.40
Second Quarter 2/1/09 – 4/30/09	No Bid	No Bid
First Quarter 11/1/08 – 1/31/09	No Bid	No Bid

Fiscal Year
2008	High Bid	Low Bid
Forth Quarter 8/1/08 – 10/31/08	No Bid	No Bid
Third Quarter 5/1/08 – 7/31/08	No Bid	No Bid
Second Quarter 2/1/08 – 4/30/08	No Bid	No Bid
First Quarter 11/1/07 – 1/31/08	No Bid	No Bid

Our shares began trading on the Bulletin Board on August 17, 2009.

Holders

There are 23 holders of record for our common stock.

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

Accounts Payable	$25,605
Note Payable	27,144
Related Party Payable	6,164
Mineral Property	6,545
Professional Fees	33,988
Office	2,054
Total	$101,500

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

Plan of Operation

While we were incorporated on August 23, 2006, we are considered a start-up, early exploration stage company and have not yet generated or realized any revenues from our business operations.

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

We do not intend to hire additional employees at this time. All of the work on any mineral property will be conducted by unaffiliated independent contractors that we will hire.  The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Results of Operations

In October 2008, we completed our public offering and received $101,500.

Since our inception we completed our public offering and conducted exploration activities on one property.   We did not obtain any favorable information from our exploration activity and accordingly, the claim was allowed to expire.

Milestones

The following are our milestones:

1. Locate a new mineral claim 2. Raise $30,000 to pay current liabilities of $15,000 and to pay for a new claim
Limited Operating History - Need for Additional Capital

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

To become profitable and competitive, we must locate a property which contains mineralized material.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Additional equity financing could result in additional dilution to our existing shareholders.

Liquidity and Capital Resources

To meet our need for cash we raised funds from our public offering.   We have spent all of the money we raised.

At the present time, we have not made any arrangements to raise additional cash.   We currently need additional funds and if we are unable to locate them we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

As of October 31, 2009, our total assets were $1,522 consisting entirely of cash and our total liabilities were $27,196. Our net working capital deficiency is $174,724.

On October 19, 2009, Michelle Masich returned 2,500,000 restricted shares of common stock owned by her to the company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Darlington Mines Ltd.
(An Early Exploration Stage Company)

Financial Statements
Years Ended October 31, 2009 and 2008

Index

Independent Auditors Report	F-1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Notes to the Financial Statements	F–5

WEAVER & MARTIN

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Darlington Mines, Ltd.

We have audited the accompanying balance sheet of Darlington Mines, Ltd. of October 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit, and cash flows for the years ending October 31, 2009 and 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Darlington Mines, Ltd.  as of October 31, 2009 and 2008 and the results of its operations and cash flows for the years ending October 31, 2009 and 2008 in conformity with U.S. generally accepted accounting principles

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEAVER & MARTIN
Weaver & Martin, LLC
Kansas City, Missouri
January 27, 2010
Certified Public Accountants & Consultants
411 Valentine, Suite 300
Kansas City, Missouri 64111
Phone: (816) 756-5525
Fax: (816) 756-2252

Darlington Mines Ltd.
(An Early Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	October 31, 2009 $	October 31, 2008 $

ASSETS

Current Assets
Cash	1,522	10,321
Prepaid expenses	–	4,045
Total Assets	1,522	14,366

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	27,196	1,255
Total Liabilities	27,196	1,255

Contingencies (Note 1)
Stockholders’ Equity (Deficit)
Common Stock, 100,000,000 shares authorized, $0.00001 par value, 3,515,000 and 6,015,000 issued and outstanding, respectively	35	60
Additional Paid In Capital	101,515	101,490
Donated Capital (Note 3(b))	47,500	32,500
Deficit Accumulated During the Development Stage	(174,724)	(120,939)
Total Stockholders’ Equity (Deficit)	(25,674)	13,111
Total Liabilities and Stockholders’ Equity (Deficit)	1,522	14,366

(The accompanying notes are an integral part of these financial statements.)

Darlington Mines Ltd.
(An Early Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from	For the	For the
	August 23, 2006	Year	Year
	(Date of Inception)	Ended	Ended
	to October 31,	October 31,	October 31,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses

Donated rent (Note 3(b))	9,500	3,000	3,000
Donated services (Note 3(b))	38,000	12,000	12,000
General and administrative	7,389	2,604	3,568
Interest expenses	4,161	545	3,616
Impairment loss on mineral properties	8,545	6,545	–
Professional fees	107,129	29,091	75,538
Total Expenses	174,724	53,785	97,722
Net Loss	(174,724)	(53,785)	(97,722)
Net Loss Per Share – Basic and Diluted		(.01)	(0.02)
Weighted Average Shares Outstanding		5,900,000	5,086,000

(The accompanying notes are an integral part of these financial statements.)

Darlington Mines Ltd.
(An Early Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from	For the	For the
	August 23, 2006	Year	Year
	(Date of Inception)	Ended	Ended
	to October 31,	October 31,	October 31,
	2009	2009	2008
	$	$	$
Operating Activities

Net loss	(174,724)	(53,785)	(97,722)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	47,500	15,000	15,000
Impairment loss on mineral property costs	2,000	–	–

Changes in operating assets and liabilities:
Prepaid expenses	–	4,045	12,955
Accounts payable	27,196	25,941	1,255
Due to related party	(282)	–	(1,418)
Net Cash Used In Operating Activities	(98,310)	(8,799)	(69,930)
Investing Activity
Acquisition of mineral properties	(2,000)	–	–
Net Cash Provided Used In Investing Activities	(2,000)	–	–

Financing Activities

Advances from related party	282	–	233
Proceeds from note payable	25,000	–	–
Repayment of note payable	(25,000)	–	(25,000)
Proceeds from issuance of common stock	101,550	–	101,500
Net Cash Provided By Financing Activities	101,832	–	76,733
Increase (decrease) in Cash	1,522	(8,799)	6,803
Cash - Beginning of Period	–	10,321	3,518
Cash - End of Period	1,522	1,522	10,321
Supplemental Disclosures
Interest paid	3,616	–	3,616
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements.)

Darlington Mines Ltd.
(An Early Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period from August 23, 2006 (Date of Inception) to October 31, 2009
(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
			Paid-in	Donated	Exploration
	Shares	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance – August 23, 2006 (Date of Inception)	1	–	–	–	–	–

Common stock subscribed for cash at $0.00001 per share	5,000,000	50	(50)	–	–	–

Donated rent and services	–	–	–	2,500	–	2,500

Net loss for the year	–	–	–	–	(3,193)	(3,193)

Balance – October 31, 2006	5,000,000	50	(50)	2,500	(3,193)	(693)

Stock subscription received			50			50
Donated rent and services	–	–	–	15,000	–	15,000

Net loss for the year	–	–	–	–	(20,024)	(20,024)

Balance – October 31, 2007	5,000,000	50	–	17,500	(23,217)	(5,667)
Common stock issued for cash at $0.10 per share	1,015,000	10	101,490	–	–	101,500

Donated rent and services	–	–	–	15,000	–	15,000

Net loss for the year	–	–	–	–	(97,722)	(97,722)

Balance – October 31, 2008	6,015,000	60	101,490	32,500	(120,939)	13,111
Common stock surrendered by a founder for cancellation for no consideration	(2,500,000)	(25)	25	–	–	–
Donated rent and services	–	–	–	15,000	–	15,000

Net loss for the year	–	–	–	–	(53,785)	(53,785)

Balance – October 31, 2009	3,515,000	35	101,515	47,500	(174,724)	(25,674)

(The accompanying notes are an integral part of these financial statements.)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on August 23, 2006. The Company’s principal business is the acquisition and exploration of mineral resources in Asia. We have not produced any significant revenues from our principal business or commenced significant operations and are considered an early exploration stage company as defined by SEC Guide 7 with reference to Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) topic 915.

We are in the early exploration stage. In the exploration stage, management devotes most of its time to conducting exploratory work and developing its business. These unaudited financial statements have been prepared on a going-concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As of October 31, 2009, the Company had a working capital deficit of $25,674 and has accumulated losses of $174,724 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On December 7, 2007, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on December 21, 2007, to register up to 2,000,000 shares of common stock in a direct public offering at $0.10 per share. On October 1, 2008 the Company issued 1,015,000 common shares at $0.10 per share for total proceeds of $101,500.

2.	Summary of Significant Accounting Policies

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

2.   Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Income (Loss) Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Mineral Claim Payments and Exploration Expenditures

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. We assess the carrying cost for impairment under the FASB ASC topic 360 at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs subsequently incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the established life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-lived Assets

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 820, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

       New Accounting Standards Adopted During the Year Ended October 31, 2009

On October 31, 2009, the Company adopted FASB ASC 105 -- Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for interim and annual periods ending after September 15, 2009. Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

On July 31, 2009, the Company adopted the changes issued by FASB ASC topic 855 to subsequent events. ASC 855 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. ASC 855 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of the changes to ASC 855 had no impact on the Company’s financial statements.

On July 31, 2009, the Company adopted the changes issued by FASB ASC topic 825 on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. ASC 825 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of the changes to ASC 825 had no impact on the Company’s financial statements.

On July 31, 2009, the Company adopted the changes issued by the FASB to recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on the Company’s financial statements.

On July 31, 2009, the Company adopted the changes issued by the FASB for interim disclosures about fair value of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact on the Company’s financial statements.

On February 1, 2009, the Company adopted changes issued by the FASB to the fair value option for financial assets and liabilities. These changes permit measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The adoption of these changes had no material impact on the Company’s financial statements, as we did not elect the fair value option for any of the Company’s financial assets or liabilities.

On February 1, 2009, the Company adopted the changes issued by FASB ASC topic 805 for business combinations. These changes require an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired business, at the full amounts of their fair values. ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. Our adoption of the changes to ASC 805 had no impact on the Company’s financial statements. However, we expect the changes to ASC 805 will have an impact on our accounting for future business combinations, but the effect is dependent upon making acquisitions in the future.

On February 1, 2009, the Company adopted the changes issued by FASB ASC topic 810-10 for non-controlling interests in consolidated financial statements. ASC 810-10 states that accounting and reporting for minority interests are to be re-characterized as non-controlling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. ASC 810-10 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Our adoption of the changes to ASC 810-10 had no impact on the Company’s financial statements.

On February 1, 2009, the Company adopted the changes issued by FASB ASC topic 815-10-50 for disclosures about derivative instruments and hedging activities. ASC 815-10-50 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Our adoption of the changes to ASC 815-10-50 did not have an impact on our current or comparative consolidated financial statements.

On February 1, 2009, the Company adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Company’s financial statements.

On February 1, 2009, the Company adopted the changes issued by the FASB to the hierarchy of generally accepted accounting principles. These changes identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Adoption of these changes had no impact on the Company’s financial statements.

On February 1, 2009, the Company adopted the changes issued by the FASB on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). These changes specify that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of these changes had no impact on the Company’s results of operations or financial position.

On February 1, 2009, the Company adopted the changes issued by the FASB to whether an instrument (or embedded feature) is indexed to an entity’s own stock. These changes provide a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for scope exception. The adoption of these changes did not have an impact on the Company’s financial statements.

On February 1, 2009, the Company adopted the changes issued by the FASB to determine whether instruments granted in share-based payment transactions are participating securities. These changes address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. This guidance indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The adoption of these changes had no impact on the Company’s results of operations or financial position.

On February 1, 2009, the Company adopted the changes issued by the FASB to equity method investment accounting considerations. These changes clarify the accounting for certain transactions and impairment considerations involving equity method investments. The intent of these changes is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. The adoption of these changes had no impact on our current or prior consolidated financial position or results of operations.

On February 1, 2009, the Company adopted the changes issued by the FASB to disclosures by public entities (enterprises) about transfers of financial assets and interest in variable interest entities. These changes require additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. The adoption of these changes did not have an impact on the Company’s financial statements.

On February 1, 2009, the Company adopted the changes issued by the FASB to employers’ disclosures about pensions and other postretirement benefits. These changes require enhanced disclosures about the plans for assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The adoption of these changes did not have an impact on the Company’s financial statements.

In April 2009, the FASB issued an update to FASB ASC 805, “Business Combinations”, that clarifies and amends FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies. This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination. The Company adopted this Statement on August 1, 2009. Implementation of this update to FASB ASC 805 did not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4;”), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this Statement on August 1, 2009. Implementation of this Standard did not have any impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”. This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued. The Company adopted this Statement in the fourth quarter of 2009.

New accounting standards to be adopted are as follows:

In June 2009, the FASB issued ASC topic 860-20 for changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes become effective for the Company on February 1, 2010. The adoption of these changes is not expected to have an impact on our financial statements. As of October 31, 2009 this pronouncement has not been added to the Codification.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective for the Company on February 1, 2010. Earlier application is prohibited. The Company does not anticipate any significant financial impact from adoption of this accounting pronouncement. As of October 31, 2009, the pronouncement has not been added to the Codification.

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates. This ASU includes FASB Statement No. 168 in its entirety. While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05 for changes to measuring liabilities at fair value. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes become effective for the Company on November 1, 2009. The Company does not anticipate the adoption of these changes will have an impact on the Company’s financial statements.

In October 2009, the FASB issued ASU 2009-13 for changes to multiple-deliverable revenue arrangements a consensus of the FASB emerging issues task force, which amends ASC topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for us on November 1, 2010. Earlier application is permitted. We do not anticipate the adoption of these changes will have an impact on the Company’s financial statements.

3.	Related Party Transactions

During the year ended October 31, 2008 the President of the Company loaned $1,000 and paid expenses on behalf of the Company totalling $3,979 to increase the indebtedness owed to $6,164. This amount was repaid on September 26, 2008.

The Company recognizes donated rent at $250 per month, donated services provided by the Secretary of the Company at $500 per month and donated services provided by the President of the Company at $500 per month. During the year ended October 31, 2009, the Company recognized $3,000 (2008 – $3,000) in donated rent and $12,000 (2008 – $12,000) in donated services.

In October 2009, a director resigned and submitted 2,500,000 common shares to the Company for cancellation. In October, 2009 the President of the Company and director resigned as President and a director and transferred her 2,500,000 shares to Mr. Francis Chiew. In October, 2009, Mr. Francis Chiew consented to act as President, Chief Executive Officer and Chief Financial Officer and sole director of the Company.

4.	Mineral Properties

The Company acquired the Gem Mineral Claim located in the South Cariboo Region of British Columbia, Canada, in consideration for $2,000. The claim was registered in the name of the President of the Company, who executed a trust agreement whereby the President agreed to hold the claim in trust on behalf of the Company. The cost of the mineral property was initially capitalized. As at October 31, 2007, the Company recognized an impairment loss of $2,000, as it had not yet been determined whether there are proven or probable reserves on the property. During the year the Company spent $6,545 exploring the property and obtaining a geological report. In October, 2009 the claim expired. The Company is currently seeking mineral properties in Asia.

5.	Common Stock

During the year ended October 31, 2008, the Company received stock subscriptions for 1,015,000 shares at $0.10 per share and issued 1,015,000 shares pursuant to the SB-2 offering for cash proceeds of $101,500.

In October 2009, a director resigned and submitted 2,500,000 common shares to the Company for cancellation. In October, 2009 the President of the Company and director resigned as President and a director and transferred 2,500,000 common shares to Mr. Francis Chiew. In October, 2009, Mr. Francis Chiew consented to act as President, Chief Executive Officer and Chief Financial Officer and sole director of the Company.

6.   Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $127,000 which commence expiring in 2027. Pursuant to ASC 740-10 and 740-30, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at October 31, 2009 and 2008 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	October 31, 2009 $	October 31, 2008 $

Cumulative Net Operating Losses	127,000	88,000

Statutory Tax Rate	34%	34%

Effective Tax Rate	–	–

Deferred Tax Asset	43,000	30,000

Valuation Allowance	(43,000)	(30,000)

Net Deferred Tax Asset	–	–

7.   Subsequent Events

In accordance with ASC 855 management evaluated all activity of the Company through January 27, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Our financial statements for the period from inception to October 31, 2009 included in this report have been audited by Weaver & Martin LLC, 411 Valentine Rd., Suite 300, Kansas City, MO 64111 as set forth in their report included in herein.  We have no disagreement with Weaver & Martin LLC on accounting and financial disclosure.

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

Changes in Internal Control

      We have also evaluated our internal controls for financial reporting, and there have been no changes in our internal controls or in other factors that could affect those controls subsequent to the date of their last evaluation.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on this assessment, management determined that, during the year ended July 31, 2009, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described below.  This was due to deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls and that may be considered to be material weaknesses.

Management identified the following material weaknesses in internal control over financial reporting:

1. The Company has limited segregation of duties which is not consistent with good internal control procedures.

2. The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal controls.

Management believes that the material weaknesses set forth in items 1 and 2 above did not have an affect on the Company’s financial results.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only the management’s report in this annual report.

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

      The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Francis Chiew	45	President, Principal Executive Officer, Principal Financial
Tower 18, Unit 301, Seasons Park		Officer, Principal Operating Officer, Principal Accounting
36B Dongzhimenwai Street		Officer, Secretary, Treasurer, and sole Director
Beijing 100028 PRC

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

      Effective on October 14, 2009, Francis Chiew was appointed as President, Secretary, Chief Financial Officer and a director of the company.

      Since February 2006 Mr. Chiew has served as the Managing Director of Lightship Asia Pacific, LLC (USA) ("LAP") and as a director and the General Manager of two of LAP's joint ventures - China Lightship Leasing Co. (HK) Ltd. ("CLLC") and Beijing Lightship Advertising Co. Ltd ("BLAC"). LAP, CLLC and BLAC were formed to establish advertising opportunities using airships. From 2004 to January 2006, Mr. Chiew served as a director of FBV Corporation Pte Ltd., a private company with varying business interests, including electronic product delivery and payment solutions. From 2002 to May 2004, Mr. Chiew served as the Director of Business Development - Asia for EPOSS Limited (formerly ROK Group). EPOSS Limited, which subsequently became a subsidiary of Western Union, First Data Corporation, U.S.A., was primarily involved with the development of prepayment solutions and systems within the banking and telecommunications industries.

      During the past five years, Mr. Chiew has not been the subject of the following events:

      1. Any bankruptcy petition filed by or against any business of which Mr. Chiew was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

      2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

      3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Chiew’s involvement in any type of business, securities or banking activities.

      4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Conflicts of Interest

            We believe that Mr. Chiew is not subject to conflicts of interest. No policy has been implemented or will be implemented to address conflicts of interest.

Involvement in Certain Legal Proceedings

      Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

Audit Committee Financial Expert

    Francis Chiew, our sole officer and director, does not have the qualifications or experience to be considered a financial expert. Because of our limited operations, we believe the services of a financial expert are not warranted at this time.

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

Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

      Based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2009 and 2008 fiscal years, our directors, executive officers and persons who own more than 10% of our common stock filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.        EXECUTIVE COMPENSATION.

      The following table sets forth the compensation paid by us from inception on August 23, 2006 through October 31, 2009, for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

SUMMARY COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Francis Chiew	2009	0	0	0	0	0	0	0	0
(President, Secretary,	2008	0	0	0	0	0	0	0	0
Treasurer)	2007	0	0	0	0	0	0	0	0

Michelle Masich	2009	0	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0	0
(Resigned- 10/14/09)	2007	0	0	0	0	0	0	0	0

W. David Radbourne	2009	0	0	0	0	0	0	0	0
Secretary (Resigned)	2008	0	0	0	0	0	0	0	0
(Resigned- 10/14/09)	2007	0	0	0	0	0	0	0	0

      We have not paid any salaries in 2010 and we do not anticipate paying any salaries at any time in 2010. We will not begin paying salaries until we have adequate funds to do so.

      The following table sets forth compensation paid to each of directors during the fiscal year ended October 31, 2009.

DIRECTOR COMPENSATION

	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Francis Chiew	0	0	0	0	0	0	0

Michelle Masich	0	0	0	0	0	0	0
(Resigned- 10/14/09)

W. David Radbourne	0	0	0	0	0	0	0
(Resigned- 10/14/09)

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

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership
Francis Chiew	2,500,000	71.12%
Tower 18, Unit 301, Seasons Park
36B Dongzhimenwai Street
Beijing, 100028 PRC

All Officers and Directors	2,500,000	71.12%
as a Group (1 person)

      [1]  The person named above is a "promoter" as defined in the Securities Exchange Act of 1934.  Mr. Chiew is the only "promoter" of our company.

Future Sales by Existing Stockholders

      In April 2007, 2,500,000 shares of common stock were issued to Michelle Masich, one of our officers and directors, and 2,500,000 shares of common stock were issued to W. David Radbourne, one of our officers and directors.   On October 2, 2008, we issued 5,000 restricted shares of common stock to one person. The foregoing 5,005,000 shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition.  Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers transaction or in a transaction directly with a market maker.  Currently, Rule 144 is unavailable for the resale of the foregoing shares since we are considered a “shell company” as that term is defined in Rule 405 of the Securities Act of 1933.  We currently have 3,515,000 shares of common stock outstanding.  Of the 3,515,000 shares outstanding, 2,505,000 shares are restricted securities as that term is defined in Reg D of the Securities Act of 1933.

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

Stock Transfer Agent

      Our stock transfer agent for our securities is Transhare Corporation, 5105 DTC Parkway, suite 325 Greenwood Village, Colorado 80111 and its telephone number is (303) 662-1112.

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

      On October 14, 2009, Ms. Masich returned the 2,500,000 shares of common stock owned by her to us for cancellation.

      Francis Chiew, our sole officer and director, is our only promoter.  He has not received nor will he receive anything of value from us, directly or indirectly in his capacities as a promoter.

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

2009	$7,500	Weaver & Martin LLC
2008	$4,500	Weaver & Martin LLC

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0	Weaver & Martin LLC
2008	$0	Weaver & Martin LLC

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0	Weaver & Martin LLC
2008	$0	Weaver & Martin LLC

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Weaver & Martin LLC
2008	$0	Weaver & Martin LLC

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

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

      The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	12/07/2007	3.1

3.2	Bylaws.	SB-2	12/07/2007	3.2

4.1	Specimen Stock Certificate.	SB-2	12/07/2007	4.1

14.1	Code of Ethics.	10-K	01/29/2009	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	01/29/2009	99.1

99.2	Disclosure Committee Charter.	10-K	01/29/2009	99.2

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of January 2010.

DARLINGTON MINES LTD.
BY:	FRANCIS CHIEW
Francis Chiew, President, Chief Executive Officer
Chief Financial Officer, Chief Operating Officer,
Secretary, Treasurer, and sole Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date
FRANCIS CHIEW Francis Chiew	President, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and sole Director	January 27, 2010

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	12/07/2007	3.1

3.2	Bylaws.	SB-2	12/07/2007	3.2

4.1	Specimen Stock Certificate.	SB-2	12/07/2007	4.1

14.1	Code of Ethics.	10-K	1/29/2009	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	1/29/2009	99.1

99.2	Disclosure Committee Charter.	10-K	1/29/2009	99.2