Form 10-Q
period 2010-01-31
Darlington Mines Ltd.
filed 2010-03-17
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number 000-53586

DARLINGTON MINES LTD.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

20A, Time Centre
53-55 Hollywood Road
Central, Hong Kong
 (Address of principal executive offices, including zip code.)

(852) 5371 1266
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
YES [X]  NO [ ]

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date: 3,515,000 as of March 17, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Darlington Mines Ltd.
(An Early Exploration Stage Company)
Balance Sheets
(Unaudited)

	January 31, 2010 $	October 31, 2009 $

ASSETS

Current Assets
Cash	1,504	1,522
Total Assets	1,504	1,522

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	39,239	27,196
Total Liabilities	39,239	27,196
Contingencies (Note 1)
Stockholders’ Equity (Deficit)
Common Stock, 100,000,000 shares authorized, $0.00001 par value, 3,515,000 issued and outstanding	35	35
Additional Paid In Capital	101,515	101,515
Donated Capital	47,500	47,500
Deficit Accumulated During the Development Stage	(186,785)	(174,724)
Total Stockholders’ Equity (Deficit)	(37,735)	(25,674)
Total Liabilities and Stockholders’ Equity (Deficit)	1,504	1,522

Darlington Mines Ltd.
(An Early Exploration Stage Company)
Statements of Operations
(Unaudited)

	Accumulated from	For the	For the
	August 23, 2006	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to January 31, 2010	January 31, 2010	January 31, 2009
	$	$	$
Revenue	–	–	–

Expenses
Donated rent	9,500	–	750
Donated services	38,000	–	3,000
Office and regulatory	9,414	2,025	288
Interest expenses	4,161	–	–
Impairment loss on mineral properties	8,545	–	6,077
Professional fees	117,165	10,036	12,550
Total Expenses	186,785	12,061	22,665
Net Loss	(186,785)	(12,061)	(22,665)

Net Loss Per Share – Basic and Diluted		(.01)	(0.01)

Weighted Average Shares Outstanding		3,515,000	6,015,000

Darlington Mines Ltd.
(An Early Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
	Accumulated from	For the	For the
	August 23, 2006	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to January 31, 2010	January 31, 2010	January 31, 2009
	$	$	$
Operating Activities
Net loss	(186,785)	(12,061)	(22,665)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	47,500	–	3,750
Impairment loss on mineral property costs	2,000	–	–

Changes in operating assets and liabilities:
Prepaid expenses	–	–	4,045
Accounts payable	39,239	12,043	13,000
Due to related party	(282)	–	–
Net Cash Used In Operating Activities	(98,328)	(18)	(1,870)
Investing Activity
Acquisition of mineral properties	(2,000)	–	–
Net Cash Provided Used In Investing Activities	(2,000)	–	–
Financing Activities
Advances from related party	282	–	–
Proceeds from note payable	25,000	–	–
Repayment of note payable	(25,000)	–	–
Proceeds from issuance of common stock	101,550	–	–
Net Cash Provided By Financing Activities	101,832	–	–
Increase (decrease) in Cash	1,504	(18)	(1,870)
Cash - Beginning of Period	–	1,522	10,321
Cash - End of Period	1,504	1,504	8,451
Supplemental Disclosures
Interest paid	3,616	–	–
Income taxes paid	–	–	–

Darlington Mines Ltd.
(An Early Exploration Stage Company)
Notes to Financial Statements
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

We are in the early exploration stage. In the exploration stage, management devotes most of its time to conducting exploratory work and developing its business. These unaudited financial statements have been prepared on a going-concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As of January 31, 2010, the Company had a working capital deficit of $37,735 and has accumulated losses of $186,785 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Darlington Mines Ltd.
(An Early Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

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

Darlington Mines Ltd.
(An Early Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

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

Darlington Mines Ltd.
(An Early Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

New Accounting Standards Adopted During the Three Months Ended January 31, 2010

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

New accounting standards to be adopted are as follows:

In June 2009, the FASB issued ASC topic 860-20 for changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes become effective for the Company on February 1, 2010. The adoption of these changes is not expected to have an impact on our financial statements. As of January 31, 2010 this pronouncement has not been added to the Codification.

Darlington Mines Ltd.
(An Early Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective for the Company on February 1, 2010. Earlier application is prohibited. The Company does not anticipate any significant financial impact from adoption of this accounting pronouncement. As of January 31, 2010, the pronouncement has not been added to the Codification.

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

4.   Subsequent Events

In accordance with ASC 855 management evaluated all activity of the Company through March 17, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

Milestones

The following are our milestones:

1. Locate a new mineral claim 2. Raise $30,000 to pay current liabilities of $21,000 and to pay for a new claim 3. Enter into a debt settlement agreement to eliminate $18,212 of debt

Limited Operating History - Need for Additional Capital

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

As of January 31, 2010 our total assets were $1,504 consisting entirely of cash and our total liabilities were $39,239. Our net working capital deficiency is $37,735.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

        We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our President has concluded that the Company’s disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures:

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March, 2010.

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