Form 10-Q
period 2010-04-30
Darlington Mines Ltd.
filed 2010-06-21
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [X]  NO [ ]

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date: 3,515,000 as of June 18, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Darlington Mines Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	April 30, 2010 $	October 31, 2009 $

ASSETS

Current Assets
Cash	86	1,522
Total Assets	86	1,522

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	39,348	27,196
Total Liabilities	39,348	27,196
Contingencies (Note 1)
Stockholders’ Equity (Deficit)
Common Stock, 100,000,000 shares authorized, $0.00001 par value, 3,515,000 and 6,015,000 issued and outstanding, respectively	35	35
Additional Paid In Capital	101,515	101,515
Donated Capital (Note 3(b))	47,500	47,500
Deficit Accumulated During the Development Stage	(188,312)	(174,724)
Total Stockholders’ Equity (Deficit)	(39,262)	(25,674)
Total Liabilities and Stockholders’ Equity (Deficit)	86	1,522

(See Notes to Financial Statements)

Darlington Mines Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from	For the	For the	For the	For the
	August 23, 2006	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to April 30, 2010	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
	$	$	$	$	$
Revenue	–	–	–	–	–

Expenses

Donated rent (Note 3(b))	9,500	–	750	–	1,500
Donated services (Note 3(b))	38,000	–	3,000	–	6,000
Office and regulatory	9,414	1,345	170	3,370	458
Interest expenses	4,161	–	74	–	74
Impairment loss on mineral properties	8,545	–	468	–	6,545
Professional fees	117,165	183	1,286	10,218	13,836
Total Expenses	186,785	1,528	5,748	13,588	28,413
Net Loss	(186,785)	(1,528)	(5,748)	(13,588)	(28,413)

Net Loss Per Share – Basic and Diluted		(.01)	(.01)	(.01)	(.01)

Weighted Average Shares Outstanding		3,515,000	6,015,000	3,515,000	6,015,000

(See Notes to Financial Statements)

Darlington Mines Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	April 30, 2010	April 30, 2009
	$	$
Operating Activities
Net loss	(13,588)	(28,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	–	7,500
Changes in operating assets and liabilities:
Prepaid expenses	–	4,045
Accounts payable	12,152	10,955
Due to related party	–	–
Net Cash Used In Operating Activities	(1,436)	(5,913)
Investing Activity	–	–
Net Cash Provided Used In Investing Activities	–	–
Financing Activities	–	–
Net Cash Provided By Financing Activities	–	–
Increase (decrease) in Cash	(1,436)	(5,913)
Cash - Beginning of Period	1,522	10,321
Cash - End of Period	86	4,408
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(See Notes to Financial Statements)

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

We are in the early exploration stage. In the exploration stage, management devotes most of its time to conducting exploratory work and developing its business. These unaudited financial statements have been prepared on a going-concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As of April 30, 2010, the Company had a working capital deficit of $39,262 and has accumulated losses of $188,312 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   Significant Accounting Policies

Interim Unaudited Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for SEC Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the years ended October 31, 2009 and 2008 included in the Company’s Form 10K filed on January 29, 2010 with the SEC. The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at April 30, 2010, and the results of its operations for the three months and six months ended April 30, 2010 and 2009 and the results of its cash flows for the six months ended April 30, 2010 and 2009. The results of operations for the three months and six months ended April 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

Recently Issued or Adopted Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) officially launched the FASB ASC 105 -- Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for interim and annual periods ending after September 15, 2009. Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”. Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

The following FASB pronouncements have been adopted by the Company during the six months ended April 30, 2010:

In April 2009, FASB issued an update to FASB ASC 805, “Business Combinations”, that clarifies and amends FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies. This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination. The Company adopted this Statement on November 1, 2009. Implementation of this update to FASB ASC 805 did not have any impact on the Company’s consolidated financial statements.

Darlington Mines Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. dollars)

2.   Significant Accounting Policies (cont)

In April 2009, FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This pronouncement emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this Statement on November 1, 2009. Implementation of this Standard did not have any impact on the Company’s financial statements.

In June 2009, FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”. SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” by eliminating the concept of special-purpose entities, requiring the reporting entity to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, changes the requirements for the de-recognition of financial assets, and provides for the sellers of the assets to make additional disclosures. The Company adopted this Statement on November 1, 2009. Implementation of this Standard did not have any impact on the Company’s financial statements.

In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”. SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. The Company adopted this Statement on November 1, 2009. Implementation of this Standard did not have any impact on the Company’s financial statements.

On June 30, 2009, FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 “The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. Beginning with this Statement FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates. This ASU includes FASB Statement No. 168 in its entirety. While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. ASU No. 2009-01 became effective for the Company’s quarter ended October 31, 2009. Implementation of this Standard did not have any impact on the Company’s consolidated financial statements.

In August 2009, FASB issued ASU No. 2009-05 – Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU clarifies the fair market value measurement of liabilities. In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach. ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

In September 2009, FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent). This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value. ASU No. 2009-12 became effective for the Company’s quarter ended April 30, 2010. Since the Company does not currently have any such investments, the adoption of the ASU did not have any significant financial impact on the Company’s financial statements.

Darlington Mines Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. dollars)

2.   Significant Accounting Policies (cont)

In January 2010, FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on its financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

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

Milestones

The following are our milestones:
1. Locate a new mineral claim 2. Raise $10,000 to pay current liabilities of $9,000 and to pay for a new claim 3. Enter into a debt settlement agreement to eliminate $31,000 of debt
Limited Operating History - Need for Additional Capital

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

As of April 30, 2010 our total assets were $1,504 consisting entirely of cash and our total liabilities were $39,348. Our net working capital deficiency is $39,262.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of June, 2010.

DARLINGTON MINES LTD.
BY:	FRANCIS CHIEW
Francis Chiew, President, Chief Executive Officer
Chief Financial Officer, Chief Operating Officer,
Secretary, Treasurer, and sole Director