Form 10-Q
period 2010-07-31
Darlington Mines Ltd.
filed 2010-09-14
CIK 1420569

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

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

                                20A, Time Centre
                              53-55 Hollywood Road
                               Central, Hong Kong
          (Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,515,000 as of September 14, 2010.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Darlington Mines Ltd.
(A Development Stage Company)
Balance Sheets
As at July 31, 2010 (Unaudited) and October 31, 2009

                                                                      July 31,          October 31,
                                                                        2010               2009
                                                                      --------           --------
                                                                         $                  $
ASSETS

Current Assets
  Cash                                                                     114              1,522
                                                                      --------           --------

Total Assets                                                               114              1,522
                                                                      ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                      11,329             21,196
  Loan payable (Note 3)                                                 32,545              6,000
                                                                      --------           --------

Total Liabilities                                                       43,874             27,196
                                                                      --------           --------

Contingencies (Note 1)

Stockholders' Equity (Deficit)
  Common Stock, 100,000,000 shares authorized, $0.00001 par value,
   3,515,000 issued and outstanding                                         35                 35
  Additional Paid In Capital                                           101,515            101,515
  Donated Capital (Note 3(b))                                           47,500             47,500
  Deficit Accumulated During the Development Stage                    (192,810)          (174,724)
                                                                      --------           --------

Total Stockholders' Equity (Deficit)                                   (43,760)           (25,674)
                                                                      --------           --------

Total Liabilities and Stockholders' Equity (Deficit)                       114              1,522
                                                                      ========           ========


                       (See Notes to Financial Statements)

Darlington Mines Ltd.
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                          Accumulated from         For the          For the         For the         For the
                                           August 23, 2006       Three Months     Three Months    Nine months     Nine months
                                        (Date of Inception) to      Ended            Ended           Ended           Ended
                                              July 31,             July 31,         July 31,        July 31,        July 31,
                                                2010                 2010             2009            2010            2009
                                             ----------           ----------       ----------      ----------      ----------
                                                 $                    $                $               $               $
Revenue                                              --                   --               --              --              --
                                             ----------           ----------       ----------      ----------      ----------
Expenses
  Donated rent (Note 3(b))                        9,500                   --              750              --           2,250
  Donated services (Note 3(b))                   38,000                   --            3,000              --           9,000
  Office and regulatory                          11,176                3,370              253           3,787             711
  Interest expenses                               4,161                   --              311              --             385
  Impairment loss on mineral properties           8,545                   --               --              --           6,545
  Professional fees                             121,428                4,081            6,090          14,299          19,926
                                             ----------           ----------       ----------      ----------      ----------

Total Expenses                                  192,810                7,451           10,404          18,086          38,817
                                             ----------           ----------       ----------      ----------      ----------

Net Loss                                       (192,810)              (7,451)         (10,404)        (18,086)        (38,817)
                                             ==========           ==========       ==========      ==========      ==========

Net Loss Per Share - Basic and Diluted                                  (.01)            (.01)           (.01)           (.01)
                                                                  ==========       ==========      ==========      ==========

Weighted Average Shares Outstanding                                3,515,000        6,015,000       3,515,000       6,015,000
                                                                  ==========       ==========      ==========      ==========


                       (See Notes to Financial Statements)

Darlington Mines Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                           For the           For the
                                                         Nine months       Nine months
                                                            Ended             Ended
                                                           July 31,          July 31,
                                                             2010              2009
                                                           --------          --------
                                                              $                 $
Operating Activities
  Net loss                                                  (18,086)          (38,816)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Donated services and rent                                   --            11,250
  Changes in operating assets and liabilities:
     Prepaid expenses                                            --             4,045
     Accounts payable                                        (9,867)           13,091
                                                           --------          --------

Net Cash Used In Operating Activities                       (27,953)          (10,430)
                                                           --------          --------

Investing Activity                                               --                --
                                                           --------          --------

Net Cash Provided Used In Investing Activities                   --                --
                                                           --------          --------

Financing Activities
  Loan payable                                               26,545             4,500
                                                           --------          --------

Net Cash Provided By Financing Activities                    26,545             4,500
                                                           --------          --------

Increase (decrease) in Cash                                  (1,408)           (5,930)

Cash - Beginning of Period                                    1,522            10,321
                                                           --------          --------

Cash - End of Period                                            114             4,391
                                                           ========          ========
Supplemental Disclosures
  Interest paid                                                  --                --
  Income taxes paid                                              --                --


                       (See Notes to Financial Statements)

Darlington Mines Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

1.   NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

     The Company was incorporated in the State of Nevada on August 23, 2006. The Company's principal business is the acquisition and exploration of mineral resources in Asia. We have not produced any significant revenues from our principal business or commenced significant operations and are considered an early exploration stage company as defined by SEC Guide 7 with reference to Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) topic 915.

     We are in the early exploration stage. In the exploration stage, management devotes most of its time to conducting exploratory work and developing its business. These unaudited financial statements have been prepared on a going-concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As of July 31, 2010, the Company had a working capital deficit of $43,760 and has accumulated losses of $192,810 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   SIGNIFICANT ACCOUNTING POLICIES

     INTERIM UNAUDITED FINANCIAL STATEMENTS

     These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for SEC Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended October 31, 2009 and 2008 included in the Company's Form 10K filed on January 29, 2010 with the SEC. The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at July 31, 2010, and the results of its operations for the three months and nine months ended July 31, 2010 and 2009 and the results of its cash flows for the nine months ended July 31, 2010 and 2009. The results of operations for the three months and nine months ended July 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

     BASIS OF PRESENTATION

     These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is October 31.

     USE OF ESTIMATES

     The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to donated services and expenses, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Darlington Mines Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

     RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

     The following FASB pronouncements have been adopted by the Company during the nine months ended July 31, 2010:

     Effective November 1, 2009, the Company adopted the FASB ASC "Fair Value Measurements and Disclosures" guidance with respect to recurring financial assets and liabilities. Effective November 1, 2009, the Company adopted the FASB ASC "Fair Value Measurements and Disclosures" guidance as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. The ASC guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. The adoption of the standard had no impact on the Company's financial statements.

     On June 30, 2009, FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) - Generally Accepted Accounting Principles - amendments based on - Statement of Financial Accounting Standards No. 168 "The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". Beginning with this Statement FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates. This ASU includes FASB Statement No. 168 in its entirety. While ASU's will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. ASU No. 2009-01 became effective for the Company's quarter ended October 31, 2009. Implementation of this Standard did not have any impact on the Company's financial statements.

     In August 2009, FASB issued ASU No. 2009-05 - Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. This ASU clarifies the fair market value measurement of liabilities. In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach. ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

     In September 2009, FASB issued ASU No. 2009-12 - Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent). This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value. ASU No. 2009-12 became effective for the Company's quarter ended January 31, 2010. Since the Company does not currently have any such investments, the adoption of the ASU did not have any significant financial impact on the Company's financial statements.

     In January 2010, FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. This section of the ASU is effective for interim and annual reporting periods beginning after December 15, 2009 Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This section of the ASU is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this ASU did not have a material impact on its financial statements.

     In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon issuance. The adoption of this ASU did not have a material impact on its financial statements.

     Other recently issued ASC guidance has either been implemented or are not significant to the Company.

3.   LOAN PAYABLE

     The Company has received funding by way of a non-interest bearing unsecured demand loan.

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

MILESTONES

The following are our milestones:

     1.   Locate a new mineral claim
     2. Raise $15,000 to pay current liabilities of $11,329 and to pay for a new claim
     3.   Enter into a debt settlement agreement to eliminate $32,545 of debt

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

As of July 31, 2010 our total assets were $114 consisting entirely of cash and our total liabilities were $43,874. Our net working capital deficiency is $43,760.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our President has concluded that the Company's disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures:

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

Management believes that the material weaknesses set forth in items 1 and 2 above did not have an affect on the Company's financial results.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.

Management will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.                          Document Description
-----------                          --------------------

  31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of September, 2010.

                           DARLINGTON MINES LTD.


                           BY: /s/ Francis Chiew
                               -------------------------------------------------
                               Francis Chiew, President, Chief Executive Officer Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer, and sole Director