Form 10-K
period 2010-10-31
Darlington Mines Ltd.
filed 2011-01-14
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010

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
Yes [X]   No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 31, 2010: $nil.  The registrant had 3,515,000 shares of common stock outstanding as of January 14, 2011.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under “Risk Factors”.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report.  Forward-looking statements in this annual report include, among others, statements regarding:

  our capital needs;
  business plans; and
  expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  Some of the risks and assumptions include:

  our need for additional financing;
  our history of operating losses;
  the competitive environment in which we operate;
  changes in governmental regulation and administrative practices;
  conflicts of interest of our directors and officers;
  our ability to fully implement our business plan;
  our ability to effectively manage our growth; and
  other regulatory, legislative and judicial developments.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf.  Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in this annual report.

The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

AVAILABLE INFORMATION

Darlington Mines Ltd. files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”).  You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also obtain copies of our SEC filings by going to the SEC’s website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms “we”, “us”, “our”, “Darlington” and the “Company” mean Darlington Mines Ltde.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States  Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

PART I

ITEM 1.  BUSINESS

General

We were incorporated in the State of Nevada on August 23, 2006.  We are a development stage corporation. A development stage corporation is one engaged in the search of business opportunities, successful negotiation and closing of a business acquisition and furthering its business plan. Since October, 2010 we have been searching for business opportunities to exploit the growing China economy. We maintain our statutory registered agent's office at CT Corporation System, 520 Pike Street, Suite 985, Seattle, Washington 98101 and our corporate office is located at 20A, Time Centre, 53-55 Hollywood Road, Central, Hong Kong. Our telephone number is 852-3014-8400.

We have no plans to change our business activities and are not aware of any events or circumstances that might cause our plans to change. We have no revenues, have achieved losses since inception, have no operations and have been issued a going concern opinion.

Background

In June 2007, Michelle Masich, our former president acquired one mineral property containing one claim located in British Columbia, Canada. On October 16, 2009 the claim expired, currently we do not have the right to conduct exploration activities on any properties.

We were seeking a new property for exploration in Asia. Effective October, 2010, we have changed our plan to seeking a business opportunity to exploit the growing China economy.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue operations for the next twelve months.

2.  Our plan of operation is limited to find a business opportunity. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

Our plan of operation is to find a suitable business opportunity to exploit the growing China economy.  Accordingly, in the near-term, we will not generate any revenues as a result of your investment.

3.  We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated on August 23, 2006, and we have not started business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $197,402.  To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate and acquire a business venture
*	our ability to finance its development
*	our ability to generate revenues and profits

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the search for business opportunities.  As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

4.  Because we are small and do not have much capital, we may have to limit our activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our activity. As such we may not be able to complete a successful acquisition of a business opportunity. Without a business venture, we cannot generate revenues and you will lose your investment.

5.  Because Francis Chiew, our sole officer and director, has other outside business activities, he will only be devoting 10% of his time, or four hours per week to our operations, our operations may be sporadic which may result in periodic interruptions.

Because Francis Chiew, our sole officer and director, has other outside business activities, he will only be devoting 20% of his time, or eight hours per week, to searching for a business for the Company to acquire. As a result, our operations may be sporadic and occur at times which are convenient to Mr. Chiew.

6.  If our sole officer and director resigns or dies without having found replacements our operations will be suspended or cease. If that should occur, you could lose your investment.

We have one officer who is our sole director. We are entirely dependent upon him to conduct our operations.  If he should resign or die there will be no one to carry on our operations.  Further, we do not have key person insurance. If that should occur, until another person is located to run us, our operations will be suspended or cease entirely. In that event it is possible you could lose your entire investment.

7.  Because there is a limited public trading market for our common stock, you may not be able to resell your stock and as a result your investment is illiquid.

There is currently a limited public trading market for our common stock on the QB Tier of the Pink OTC Markets.   As a result, your investment is somewhat illiquid and you may not be able to sell your stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We currently do not own any property.

ITEM 3.  LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5. MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low bid prices relating to our common stock for the periods indicated, as provided by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Fiscal Year 2010	High Bid	Low Bid
Forth Quarter	No Bid	No Bid
Third Quarter	No Bid	No Bid
Second Quarter	No Bid	No Bid
First Quarter	No Bid	No Bid

Holders

There are 20 holders of record for our common stock.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Recent Sales of Unregistered Securities

None.

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRAs toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance under such a plan.

No Repurchases

Neither we nor any of our affiliates have made any purchases of our equity securities during the fourth quarter of our fiscal year ended October 31, 2010.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at October 31, 2010 and 2009 and (ii) the section entitled “Business”, included in Item 1 in this Form 10-K Annual Report.

The discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report.

Plan of Operations

We are a development stage company and have not yet acquired a business nor generated or realized any revenues from our operations to date.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we acquire a business. There is no assurance we will ever acquire a suitable business.  We do not have sufficient funds to maintain our operations for the next 12 months.

We do not intend to hire additional employees at this time. All of the search for any business opportunity will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Results of Operations

Since our inception we completed our public offering and, in October 2008, we completed our public offering and received $101,500. We then conducted exploration activities on one property. We did not obtain any favorable information from our exploration activity and accordingly, the claim was allowed to expire.

Milestones

The following are our milestones:

locate and acquire a business venture
finance its development
generate revenues and profits

Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Additional equity financing could result in additional dilution to our existing shareholders.

Year ended October 31, 2010 and 2009

The following table sets forth certain financial information relating to the Company for the years ended October 31, 2010 (“2010”) and October 31, 2009 (“2009”). The financial information presented has been rounded to the nearest thousand $ and is derived from the audited financial statements included under Item 8 in this Form 10-K.

	2010	2009
	$	$
Revenue	–	–

Expenses

Donated rent	-	3,000
Donated services	-	12,000
General and administrative	4,224	2,604
Interest expense	833	545
Impairment loss on mineral properties	-	6,545
Professional fees	17,621	29,091

Total Expenses	22,678	53,785

Net Loss	(22,678)	(53,785)

The following discussion should be read in conjunction with the audited consolidated financial statements (including the notes thereto) included under Item 8 in this Form 10-K.

Revenues

The Company has had no revenues since inception.

Expenses

Expenses decreased by $31,107 to $22,678 (2009 - $53,785). This decrease was a result of: a decrease of $15,000 in donated rent and services to $nil (2009 - $15,000); a decrease in professional fees of $11,470 to $17,621 (2009 - $29,091) due to the Company finding less expensive professionals and doing more work in-house; and a decrease in mineral property expenses of $6,545 to $nil (2009 - $6,545) due to the dropping of the mineral property in October, 2009.

Net Loss

The net loss for 2010 decreased by $31,107 to $22,678 (2009 - $53,785). This decrease in loss was due to the changes in expenses discussed above.

Liquidity and Capital Resources

At the present time, we have no cash and have not made any arrangements to raise additional cash. We currently need additional funds and if we are unable to source them we will either have to suspend operations until we do raise the cash, or cease operations entirely. As of October 31, 2010, our total assets were $nil and our total liabilities were $27,196. Our net working capital deficiency is $174,724.

Cash to Operating Activities

During the year ended 2010, operating activities used cash of $31,540 as a result of its net loss of $22,678 and paying down accounts payable of $8,862.

Cash to Investing Activities

Since inception, the Company has expended $2,000 to acquire its initial mineral property which was written-off to operations.

Cash from Financing Activities

During 2010 the Company received $30,018 (2009 - $6,000) of funding from a non-related party on a non-interest bearing, unsecured loan basis.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Darlington Mines Ltd.
(A Development Stage Company)
Financial Statements
Years Ended October 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Darlington Mines, Ltd. (A Developmental Stage Company)

We have audited the accompanying balance sheet of Darlington Mines, Ltd. of October 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit, and cash flows for the years ending October 31, 2010 and 2009 and for the period of August 23, 2006 (inception) to October 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Darlington Mines, Ltd.  as of October 31, 2010 and 2009 and the results of its operations and cash flows for the years ending October 31, 2010 and 2009 and for the period of August 23, 2006 (inception) to October 31, 2010 in conformity with U.S. generally accepted accounting principles

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver & Martin, LLC

Weaver & Martin, LLC
Kansas City, Missouri
January 14, 2011

Darlington Mines Ltd. (A Development Stage Company)
Balance Sheets

	October 31, 2010 $	October 31, 2009 $

ASSETS

Current Assets

Cash	-	1,522

Total Assets	-	1,522

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	12,334	21,196
Loan payable (Note 3)	36,018	6,000

Total Liabilities	48,352	27,196

Contingencies (Note 1)

Stockholders’ Equity (Deficit)

Common Stock, 100,000,000 shares authorized, $0.00001 par value, 3,515,000 issued and outstanding	35	35

Additional Paid In Capital	101,515	101,515

Donated Capital (Note 3(b))	47,500	47,500

Accumulated Deficit	(197,402)	(174,724)

Total Stockholders’ Equity (Deficit)	(48,352)	(25,674)

Total Liabilities and Stockholders’ Equity (Deficit)	-	1,522

(See Notes to Financial Statements)

Darlington Mines Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from	For the	For the
	August 23, 2006	Year	Year
	(Date of Inception)	Ended	Ended
	to October 31,	October 31,	October 31,
	2010	2010	2009
	$	$	$

Revenue	–	–	–

Expenses

Donated rent (Note 3(b))	9,500	-	3,000
Donated services (Note 3(b))	38,000	-	12,000
General and administrative	11,613	4,224	2,604
Interest expenses	4,994	833	545
Impairment loss on mineral properties	8,545	-	6,545
Professional fees	124,750	17,621	29,091

Total Expenses	197,402	22,678	53,785

Net Loss	(197,402)	(22,678)	(53,785)

Net Loss Per Share – Basic and Diluted		(.01)	(.01)

Weighted Average Shares Outstanding		3,515,000	5,900,000

(See Notes to Financial Statements)

Darlington Mines Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from	For the	For the
	August 23, 2006	Year	Year
	(Date of Inception)	Ended	Ended
	to October 31,	October 31,	October 31,
	2010	2010	2009
	$	$	$
Operating Activities

Net loss	(197,402)	(22,678)	(53,785)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	47,500	-	15,000
Impairment loss on mineral property costs	2,000	-	-

Changes in operating assets and liabilities:
Prepaid expenses	-	-	4,045
Accounts payable	12,334	(8,862)	19,941

Net Cash Used In Operating Activities	(135,568)	(31,540)	(2,799)

Investing Activity

Acquisition of mineral properties	(2,000)	-	-

Net Cash Provided Used In Investing Activities	(2,000)	-	-

Financing Activities

Proceeds from loan payable	61,018	30,018	6,000
Repayment of note payable	(25,000)	-	-
Proceeds from issuance of common stock	101,550	-	-

Net Cash Provided By Financing Activities	137,568	30,018	6,000

Increase (decrease) in Cash	-	(1,522)	(8,799)

Cash - Beginning of Period	-	1,522	10,321

Cash - End of Period	-	-	1,522

Supplemental Disclosures

Interest paid	3,616	833	-
Income taxes paid	-	-	-

(See Notes to Financial Statements)

Darlington Mines Ltd.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period from August 23, 2006 (Date of Inception) to October 31, 2010

					Deficit
					Accumulated
			Additional		During the
			Paid-in	Donated	Exploration
	Shares	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance – August 23, 2006 (Date of Inception)	1	–	–	–	–	–

Common stock subscribed for cash at $0.00001 per share	5,000,000	50	(50)	–	–	–

Donated rent and services	–	–	–	2,500	–	2,500

Net loss for the year	–	–	–	–	(3,193)	(3,193)

Balance – October 31, 2006	5,000,000	50	(50)	2,500	(3,193)	(693)

Stock subscription received			50			50
Donated rent and services	–	–	–	15,000	–	15,000

Net loss for the year	–	–	–	–	(20,024)	(20,024)

Balance – October 31, 2007	5,000,000	50	–	17,500	(23,217)	(5,667)
Common stock issued for cash at $0.10 per share	1,015,000	10	101,490	–	–	101,500

Donated rent and services	–	–	–	15,000	–	15,000

Net loss for the year	–	–	–	–	(97,722)	(97,722)

Balance – October 31, 2008	6,015,000	60	101,490	32,500	(120,939)	13,111

Common stock surrendered by a founder for cancellation for no consideration	(2,500,000)	(25)	25	–	–	–

Donated rent and services	–	–	–	15,000	–	15,000

Net loss for the year	–	–	–	–	(53,785)	(53,785)

Balance – October 31, 2009	3,515,000	35	101,515	47,500	(174,724)	(25,674)

Net loss for the year	–	–	–	–	(22,678)	(22,678)

Balance – October 31, 2010	3,515,000	35	101,515	47,500	(197,402)	(48,352)

(See Notes to Financial Statements)

Darlington Mines Ltd. (A Development Stage Company)
Notes to Financial Statements
For the Years Ended October 31, 2010 and 2009

1.	Nature of Operations

The Company was incorporated in the State of Nevada on August 23, 2006. The Company’s principal business up to October, 2009 was the exploration of mineral resources in Canada. With the change of control of the Company to Hong Kong the Company is now seeking business opportunities in China and Hong Kong. We have not produced any significant revenues or commenced significant operations and are considered a development stage company as defined by SEC Guide 7 with reference to Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) topic 915.

We are in the early development stage. In the development stage, management devotes most of its time to searching for business opportunities, negotiating and closing the business acquisition and furthering its business plan. These unaudited financial statements have been prepared on a going-concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As of October 31, 2010, the Company had a working capital deficit of $48,352 and has accumulated losses of $197,402 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recently Issued or Adopted Accounting Pronouncements

The following FASB pronouncements have been adopted by the Company during the year ended October 31, 2010:

Effective November 1, 2009, the Company adopted the FASB ASC "Fair Value Measurements and Disclosures" guidance with respect to recurring financial assets and liabilities.  Effective November 1, 2009, the Company adopted the FASB ASC "Fair Value Measurements and Disclosures" guidance as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities.  The ASC guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  The adoption of the standard had no impact on the Company’s financial statements.

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

In September 2009, FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent). This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value. ASU No. 2009-12 became effective for the Company’s quarter ended January 31, 2010. Since the Company does not currently have any such investments, the adoption of the ASU did not have any significant financial impact on the Company’s financial statements.

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

Other recently issued ASC guidance has either been implemented or are not significant to the Company.

3.	Loan Payable

The Company has received funding by way of a non-interest bearing unsecured demand loan.

4.	Related Party Transactions

The Company recognizes donated rent at $250 per month, donated services provided by the Secretary of the Company at $500 per month and donated services provided by the President of the Company at $500 per month. During the year ended October 31, 2010, the Company recognized $nil (2009 - $3,000) in donated rent and $nil (2009 – $12,000) in donated services.

5.	Mineral Properties

The Company acquired a mineral claim located in British Columbia, Canada. The claim was registered in the name of the President of the Company, who executed a trust agreement whereby the President agreed to hold the claim in trust on behalf of the Company. During fiscal 2009 the Company spent $6,545 exploring the property and obtaining a geological report. In October, 2009 the claim expired.

6.	Common Stock

In August of 2006, the Company issued 5,000,000 founders shares valued at $0.0001 per share. Subsequently in October 2009, the founder resigned and surrendered 2,500,000 shares for cancellation.

October of 2008, the Company issued 1,015,000 shares of its common stock for cash totalling $101,500 or $0.10 per share pursuant to its private placement.

In October, 2009, a director resigned and submitted 2,500,000 common shares to the Company for cancellation. In October, 2009 the President of the Company and director resigned as President and a director and sold 2,500,000 common shares to a resident of Hong Kong who consented to act as President, Chief Executive Officer and Chief Financial Officer and sole director of the Company.

7.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $150,000 which commence expiring in 2027. Pursuant to ASC 740-10 and 740-30, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at October 31, 2010 and 2009 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	October 31, 2010 $	October 31, 2009 $

Cumulative Net Operating Losses	150,000	127,000

Statutory Tax Rate	34%	34%

Effective Tax Rate	–	–

Deferred Tax Asset	51,000	43,000

Valuation Allowance	(51,000)	(43,000)

Net Deferred Tax Asset	–	–

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our financial statements for the period from inception to October 31, 2010 included in this report have been audited by Weaver & Martin, LLC, 411 Valentine Rd., Suite 300, Kansas City, MO 64111 as set forth in their report included herein.  We have no disagreement with Weaver & Martin, LLC on accounting and financial disclosure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Francis Chiew, our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to the deficiencies in our internal control over financial reporting as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on this assessment, management determined that, during the year ended October 31, 2010, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described below.  This was due to deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Officers and Directors

Our directors serve until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Positions
Francis Chiew	47	President, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director
Tower 18, Unit 301, Seasons Park 36B Dongzhimenwai Street, Beijing, PRC

The person named above has held his offices/positions since October 14, 2009 and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Effective on October 14, 2009, Francis Chiew was appointed as President, Secretary, Chief Financial Officer and a director of the Company. Since February 2006 to the present, Mr. Chiew has served as the Managing Director of Lightship Asia Pacific, LLC (USA) ("LAP") and as a director and the General Manager of two of LAP's joint ventures - China Lightship Leasing Co. (HK) Ltd. ("CLLC") and Beijing Lightship Advertising Co. Ltd ("BLAC"). LAP, CLLC and BLAC were formed to establish advertising opportunities using airships. From 2004 to January 2006, Mr. Chiew served as a director of FBV Corporation Pte Ltd., a private company with varying business interests, including electronic product delivery and payment solutions. From 2002 to May 2004, Mr. Chiew served as the Director of Business Development - Asia for EPOSS Limited (formerly ROK Group). EPOSS Limited, which subsequently became a subsidiary of Western Union, First Data Corporation, U.S.A., was primarily involved with the development of prepayment solutions and systems within the banking and telecommunications industries.

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

Audit Committee and Charter

We have a separately designated audit committee comprised of our sole director.  The audit committee was established in the last thirty days and has not met.  A copy of the audit committee charter is filed with this report.  Audit committee functions are performed by our board of directors, none of whom are deemed independent. Audit committee responsibilities that the board currently fulfills are: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by future employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditors and any outside advisors engagement by the audit committee.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the years ended October 31, 2010 and 2009, for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Francis Chiew (President, Secretary, Treasurer)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Michelle Masich (Former President	2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
	2009	0	0	0	0	0	0	0	0

W. David Radbourne (Former Secretary)	2010	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
	2009	0	0	0	0	0	0	0	0

Michelle Masich and W. David Radbourne resigned on October 14, 2009 and Francis Chiew was appointed October 14, 2009.

We have not paid any salaries in 2010 and we do not anticipate paying any salaries at any time in 2010. We will not begin paying salaries until we have adequate funds to do so.

The following table sets forth compensation paid to each of directors during the fiscal year ended October 31, 2010.

DIRECTOR COMPENSATION

	Fees				Non-qualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Francis Chiew	0	0	0	0	0	0	0

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership
Francis Chiew - Tower 18, Unit 301, Seasons Park, 36B Dongzhimenwai Street, Beijing, PRC	2,500,000	71.12%

All Officers and Directors	2,500,000	71.12%
as a Group (1 person)

Sales by Existing Stockholders

In April 2007, 2,500,000 shares of common stock were issued to Michelle Masich, one of our officers and directors, which were sold to Francis Chiew on October 14, 2009. In April, 2007, 2,500,000 shares of common stock were issued to W. David Radbourne, one of our officers and directors, which were cancelled on October 14, 2009.   The foregoing 2,500,000 shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition.  Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers transaction or in a transaction directly with a market maker.  Currently, Rule 144 is unavailable for the resale of the foregoing shares since we are considered a “shell company” as that term is defined in Rule 405 of the Securities Act of 1933.  We currently have 3,515,000 shares of common stock outstanding.  Of the 3,515,000 shares outstanding, 2,505,000 shares are restricted securities as that term is defined in Reg D of the Securities Act of 1933.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In April 2007, we issued a total of 2,500,000 shares of restricted common stock to Michelle Masich, our president and a member of the board of directors. This was accounted for as an acquisition of shares of common stock in the amount of $25. On October 26, 2009 Ms. Masich sold 2,500,000 shares of restricted common stock to the new President, Mr. Francis Chiew.

In April 2007, we issued a total of 2,500,000 shares of restricted common stock to W. David Radbourne, our secretary and a member of the board of directors. This was accounted for as an acquisition of shares of common stock in the amount of $25. On September 30, 2009, Mr. Radbourne returned the 2,500,000 shares of common stock owned by him to the Company for cancellation.

On October 26, 2009 Francis Chiew purchased 2,500,000 restricted common shares from Michelle Masich. Mr. Chiew, our sole officer and director, is our only promoter.  He has not received nor will he receive anything of value from us, directly or indirectly in his capacities as a promoter.

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

2010	$8,250
2009	$7,500

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0
2009	$0

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0
2009	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0
2009	$0

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

ITEM 15.              EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of January 2011.

DARLINGTON MINES LTD.
BY:	/s/ Francis Chiew
Francis Chiew, President, Chief Executive Officer
Chief Financial Officer, Chief Operating Officer,
Secretary, Treasurer, and sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date
/s/ Francis Chiew Francis Chiew	President, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and sole Director	January 14, 2011