Form 10-Q
period 2011-01-31
Darlington Mines Ltd.
filed 2011-02-22
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JANUARY 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53586

DARLINGTON MINES LTD.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

[Pending]
(I.R.S. Employer Identification Number)

20A, Time Centre
53-55 Hollywood Road
Central, Hong Kong|
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
YES [  ]   NO [   ]

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
YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

28,800,000 shares of common stock, par value $0.00001, as of February 18, 2011.

DARLINGTON MINES LTD.
FORM 10-Q

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	1

Balance Sheets as at October 31, 2010 and January 31, 2011 (Unaudited)	1

Statements of Operations for the three month periods ended January 31, 2011 and 2010 and for the period from August 23, 2006 (Inception) to January 31, 2011 (Unaudited)	2

Statements of Cash Flows for the three month periods ended January 31, 2011 and 2010 (Unaudited)	3

Notes to Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	9

Item 4. Controls and Procedures	9

PART II—OTHER INFORMATION	10

Item 1. Legal Proceedings	10

Item 1A. Risk Factors	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Removed and Reserved	10

Item 5. Other Information	10

Item 6. Exhibits	10

Signature Page	11

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual report on Form 10-K for the fiscal year ended October 31, 2010, filed on January 14, 2011.

Unless otherwise indicated, in this Form 10-Q, references to "we," "our," "us," the "Company," "Pulse" or the "Registrant" refer to Darlington Mines Ltd., a Nevada corporation and its wholly owned subsidiary, The Pulse Beverage Corporation, a Colorado corporation.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Darlington Mines Ltd. (A Development Stage Company)
Balance Sheets as at October 31, 2010 and January 31, 2011 (Unaudited)

	January 31, 2011 $	October 31, 2010 $
ASSETS

Current Assets

Cash	603,842	-
Advances receivable	100,000

Total Assets	703,842	-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	16,562	12,334
Loans payable (Note 3)	20,000	36,018

Total Liabilities	36,562	48,352

Contingencies (Note 1)

Stockholders’ Equity (Deficit)

Common Stock, 100,000,000 shares authorized, $0.00001 par value 42,180,000 issued and outstanding	422	422

Additional Paid In Capital	801,128	101,128

Donated Capital	47,500	47,500

Accumulated Deficit	(181,770)	(197,402)

Total Stockholders’ Equity (Deficit)	667,280	(48,352)

Total Liabilities and Stockholders’ Equity (Deficit)	703,842	-

(See Notes to Financial Statements)

Darlington Mines Ltd.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Accumulated from August 23, 2006 (Inception) to January 31, 2011 $	For the Three Months Ended January 31, 2011 $	For the Three Months Ended January 31, 2010 $
Revenue	–	–	–

Expenses

Donated rent	9,500	-	-
Donated services	38,000	-	-
General and administrative	12,496	883	2025
Interest expenses	4,994	-	-
Impairment loss on mineral properties	8,545	-	-
Professional fees	144,253	19,503	10,036
Less: forgiveness of debt	(36,018)	(36,018)	-

Total Expenses	181,770	(15,632)	12,061

Net Income (Loss)	(181,770)	15,632	(12,061)

Net Loss Per Share – Basic and Diluted		-	-

Weighted Average Shares Outstanding – after giving retroactive effect to a dividend of 11 shares for each share held declared and paid on February 4, 2011		42,180,000	42,180,000

(See Notes to Financial Statements)

Darlington Mines Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended January 31, 2011 $	For the Three Months Ended January 31, 2010 $
Operating Activities

Net Income (Loss)	15,632	(12,061)

Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of debt	(36,018)	–

Changes in operating assets and liabilities:
Increase in Accounts payable	4,228	12,043

Net Cash Used in Operating Activities	(16,158)	(18)

Investing Activities

Advances to company being acquired	(100,000)	-

Net Cash Used in Investing Activities	(100,000)	-

Financing Activities

Proceeds from loan payable	20,000	6,000
Proceeds from common stock subscriptions	700,000	-

Net Cash Provided by Financing Activities	720,000	6,000

Increase (Decrease) in Cash	603,842	(8,799)

Cash - Beginning of Period	-	10,321

Cash - End of Period	603,842	1,522

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

(See Notes to Financial Statements)

Darlington Mines Ltd. (A Development Stage Company)
Notes to Financial Statements
(Unaudited)

1.	Nature of Operations and Continuance of Business

We were incorporated in the State of Nevada on August 23, 2006. From August 23, 2006 to February 15, 2011 we were first, an exploration stage corporation, and recently a development stage corporation. A development stage corporation is one engaged in the search of business opportunities, successful negotiation and closing of a business acquisition and furthering its business plan. Since October, 2010 we had been searching for business opportunities to exploit the growing China economy. We have not produced any significant revenues or commenced significant operations and are considered a development stage company as defined by SEC Guide 7 with reference to Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) topic 915.

The Board of Directors of the Company approved a 12:1 forward stock split by way of stock dividend (the “Split”), which was approved by The Financial Industry Regulatory Authority (“FINRA”) and the Company issued a dividend of eleven shares of common stock of the Company for each share of common stock issued and outstanding as of the record date of February 4, 2011. The stock dividend increased the number of the Company’s issued and outstanding common stock to 42,180,000 from 3,515,000. The stock dividend did not affect the number of the Company’s authorized common stock, which remains at 100,000,000

On February 15, 2011 (the “Closing”) the Company closed a voluntary share exchange transaction with The Pulse Beverage Corporation (“Pulse”) pursuant to a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company, Pulse and the stockholders of Pulse (the “Pulse Stockholders”). Pulse owns certain tangible assets and intangible assets being formulations, rights, trademarks and patents of a nutraceutical (or functional) water-based beverage called Pulse®. The Pulse® products were scientifically researched and formulated by the Baxter Healthcare Corporation. On Closing our former President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, agreed to surrender 26,660,000 shares of the Company’s common stock to the Company for cancellation. The Company has received $700,000 as at January 31, 2011 pursuant to a non-brokered private placement of shares at $1.00 per share. Subsequent to January 31, 2011 the Company received subscriptions for a further $325,000, of which $100,000 has been received by the Company. A total of 1,025,000 common shares will be issued.

As a result of the Share Exchange Transaction, the Pulse Stockholders received 13,280,000 shares of the Company in exchange for 100% of the issued and outstanding common stock of Pulse representing approximately 46% of our issued 28,800,000 issued and outstanding shares of common stock prior to the issuance of the 1,025,000 private placement shares. Pulse became our wholly-owned subsidiary. In order to better reflect the Company’s business operations and to change the Company’s name, subsequent to the acquisition of Pulse, effective February 16, 2011, the Company filed Articles of Merger with the Secretary of State of Nevada and initiated the filing of a Statement of Merger with the Colorado Secretary of State, in order to effectuate a parent/subsidiary merger. Upon approval from FINRA, the Company’s name will be changed to “The Pulse Beverage Corporation” and our Articles of Incorporation will be amended accordingly. Pending notification and approval from FINRA regarding the name change, a new stock symbol will be assigned to the Company.

For accounting purposes, the acquisition of Pulse has been accounted for as a purchase of Pulse by the Company under the purchase method for business combinations. Consequently, the historical financial statements of the Company continue as the Company’s historical financial statements and the operations of Pulse will be included from February 15, 2011, being the date of acquisition.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues to date and will not generate revenues until the Company begins operations. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to fund its growth strategy and to begin operations, and the attainment of profitability. As at January 31, 2011, the Company had working capital of $667,280 and, subsequently, received subscriptions for, a further $325,000 pursuant to the $1.00 per share non-brokered private placement. All of these factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will require a cash injection of a further $2,000,000 to: begin operations, launch a full marketing and branding campaign, manufacture and deliver products and to begin and increase revenues from its products. Management is in the process of raising an additional $2,000,000 and believes this additional capital, the public listing, the planned management team to be hired and the expanded awareness of the Pulse® brand will provide the Company the opportunity to be operationally cash flow positive and profitable over the next twelve months.

2.	Summary of Significant Accounting Policies

Fiscal Year End - The Company’s fiscal year end will be changed from October 31 to December 31 as a result of its merger with Pulse.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents will include cash on deposit in overnight deposit accounts and investments in money market accounts.

Property and Equipment - Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization will be computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Vehicles and equipment are depreciated based on estimated useful lives.

Intangible Assets - The Company’s intangible assets consist of trademarks, patents pending, labeling rights, formulas and manufacturing processes. To the extent capitalized, the Company’s intangible assets are being amortized over their estimated useful lives based on the period the assets are expected to contribute to the Company’s cash flows. The Company performs impairment tests whenever events or circumstances indicate that intangible assets might be impaired.

Valuation of Long-Lived Assets - The Company periodically evaluates the carrying amount of long-lived assets when events and circumstances warrant such a review.

Revenue Recognition - Revenues are generally recognized when products are shipped

Financial Instruments - The fair values of financial instruments, which includes cash, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in United State dollars which is also the Company’s functional currency. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.

Foreign Currency Translation - The Company’s functional and reporting currency is the United States dollar. Transactions in other currencies are recorded at the exchange rate prevailing at the transaction date. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 820, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

3.	Loan Payable

During the three months ended January 31, 2011 the Company received a non-interest bearing unsecured demand loan of $20,000.

As at January 31, 2011 a loan of $36,018 was forgiven and a gain of $36,018 was recognized.

4.	Common Stock Subscriptions

Between January 27, 2011 and February 2, 2011, the Company began its initial closing of a private placement of common stock to a number of foreign accredited investors pursuant to a $1.00 Post-Split Private Placement Subscription Agreement. On February 18, 2011, the Company closed the offering and will issue, in the aggregate, 1,025,000 shares of the Company’s common stock at $1.00 per share for gross proceeds of $1,025,000 of which $700,000 was received as at January 31, 2011.

5.	Subsequent Events

Subsequent to January 31, 2011 the Company, as more fully explained in Note 1, has:

-	issued a stock dividend of 11 shares for each share held (with retro-active application);

-	received for cancellation and cancelled a total of 26,660,000 shares;

-	acquired The Pulse Beverage Corporation and issued 13,280,000 shares;

-	completed a non-brokered private placement and will issue a total of 1,025,000 shares for total proceeds of $1,025,000 of which $700,000 was received as at January 31, 2011 and $100,000 received subsequently;

-	completed a short-form parent/subsidiary merger and changed its name to The Pulse Beverage Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.  This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

CORPORATE HISTORY

We were incorporated in the State of Nevada on August 23, 2006.  From August 23, 2006 to February 15, 2011 we were first, an exploration stage corporation, and recently a development stage corporation. Since October, 2010 we had been searching for business opportunities to exploit the growing China economy. On February 4, 2011, our board of directors approved the issuance of eleven shares of our common stock for each share of common stock issued and outstanding as of the record date of February 4, 2011.

ACQUISITION OF THE PULSE BEVERAGE CORPORATION

On February 15, 2011 (the “Closing Date”), we closed a voluntary share exchange transaction with The Pulse Beverage Corporation (“Pulse”) pursuant to a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company, Pulse and the stockholders of Pulse (the “Pulse Stockholders”). Simultaneously with the Closing of the Share Exchange Transaction, on the Closing Date, Mr. Francis Chiew, a shareholder, director and, as of the Closing Date, our former President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, agreed to surrender 26,660,000 shares of our common stock to us for cancellation. Also, we accepted subscriptions, and issued, as of the Closing Date, a total of 1,030,000 shares pursuant to a non-brokered private placement at $1.00 per share for gross proceeds of $1,030,000.

As a result of the Share Exchange Transaction, the Pulse Stockholders received 13,280,000 shares of our common stock in exchange for 100% of the issued and outstanding common stock of Pulse representing approximately 45% of our now issued 29,830,000 issued and outstanding shares of common stock. Pulse became our wholly-owned subsidiary.

BUSINESS OVERVIEW OF PULSE

Pulse, based in Denver, Colorado, was formed in 2010 for the purpose of exploiting niche markets in the beverage industry. It has done this by developing non-alcoholic water-based drinks that are not only refreshing but also healthy for the beverage consumers. The mission of Pulse is to improve the health of people who consume their products and offer those people a voice in the beverage that they purchase and consume.

Pulse is organized around two branded products: Pulse® nutraceuticals (or functional) water-based beverages in three separate categories and Ready-to-Drink Natural Lemonades all of which it intends to sell through a nationwide sales network. Pulse is in the process of securing the services of several key figures that have successfully launched and/or managed more than twenty-five major brands over the past twenty years and have claim on, and access to, numerous buyers who supply thousands of retail outlets, supermarkets, convenience stores and mass merchants.

Although Pulse has acquired or developed several products, it will continue to acquire products that complement or extend its current product mix. Pulse intends to conduct a study of the highly fragmented beverage industry, many of which are undercapitalized. Management believes that one or two strategic product acquisitions would shorten Pulse’s maturation cycle, allowing it to reach critical mass sooner than only developing additional products in-house.

Pulse intends to outsource many of its operating activities such as manufacturing, sales and distribution. Management believes it will need fewer than fifteen full-time employees.

Pulse will manufacture, distribute and market the Pulse® brand of beverages. Pulse® is a beverage that contains functional ingredients, including certain vitamins and anti-oxidants such as Vitamins C, D, E, B6, and B12, Calcium, Magnesium, lycopene, selenium, soluble fiber, green tea catechins, soy isoflavones and Folic Acid.  It is understood in the health industry that these vitamins and nutraceuticals aid in promoting health.  Pulse® is unique in that it was developed by Baxter Healthcare Corporation to be scientifically effective in the recommended serving sizes and contains ingredients that are widely considered to be critial to adult health, including those vitamins and ingredients set forth above.  The term “nutraceutical” is a term combining the words “nutrition” and “pharmaceutical,” and is a food product that provides health and medical benefits, including the prevention and treatment of disease. The Pulse® product was scientifically researched and formulated by the Baxter Healthcare Corporation and Pulse has acquired all of the formulations, rights and patents relating to the Pulse® brand. Baxter Healthcare Corporation spent approximately $10 million developing and marketing the Pulse®

product line.  Management believes that Pulse® is the only nutraceutical (or functional) beverage that has been developed by a major healthcare company.  Pulse, through its acquisition of the Pulse® brand is entitled to label their Pulse® products as follows: “Formulation developed under license from Baxter Healthcare Corporation”. This Licensing Agreement with Baxter Healthcare Corporation is in perpetuity and does not require that any royalty payments be made to the Baxter Healthcare Corporation.

Pulse's mission is to be one of the market leaders in the development and marketing of nutritional beverage products that: (i) provide real health benefits to a significant segment of the population (ii) are endorsed by clinicians through the utilization of nutritional ingredients with clinically demonstrated benefits for targeted areas of health and wellness and (iii) are convenient, simple and appealing to the consumers. The targeted demographics for Pulse products are the influential  "baby boomers " market due to that segments desire to maintain health and youthfulness,while aging and starting to experience chronic health conditions.  The Pulse brand mission and concept is supported by a growing consumer link between nutrition and wellness and the evergrowing need for convenient solutions. This fact ensures that the product lines do not just attract the huge " baby boomer  " category but includes all consumers who want health conscious beverages Pulse is attempting to create a new product category that is focused  on providing true and meaningful health and wellness benefits in a convenient, enjoyable and good tasting format.

Pulse will develop and market non-alcoholic drinks that are refreshing and healthy in a novel manner.  Development and production will be responsive to advancing knowledge and science in the related fields of nutrition and ingredient technology. In addition to the development of new nutraceutical Pulse® beverages, the Company is designing packaging and finalizing the development for Ready-to-Drink natural lemonade products.

The Pulse® nutraceutical brands may be the only refreshment beverage developed that actually have sufficient dosages of active functional ingredients, as noted above, to help someone become healthy. The Pulse® neutraceutical brands are formulated as three nutritional health beverages:

Pulse® - Heart Health Care Formula - The Pulse® Heart Health Care formula contains safe and effective levels of a number of important health and health friendly nutrients such as soluble fiber, Vitamin C and Selenium which have been shown to be of benefit in maintaining and enhancing the health of the heart and cardiovascular system;

Pulse® - Men’s Health Care Formula - The Pulse® Men’s Health Care formula is enhanced to meet the needs of men with particular focus on prostate health and free-radical containment. The formula contains a proprietary blend of powerful anti-oxidants including green tea catechins, Vitamin E, Vitamin C, selenium and lycopene. This blend of antioxidants provides objective somatic benefits and contributes to overall health and well-being;

Pulse® - Women’s Health Care Formula - The Pulse® Women’s Health Care formula is a convenient nutritional beverage designed specifically for women and targets at reducing symptoms commonly associated with perimenopause and menopause and promoting bone health. The formula contains meaningful amounts of soy isoflavones, Vitamin B6, Calcium, Magnesium, Vitamin D, Folic Acid and Vitamin B12.

Pulse Ready-to-Drink Natural Lemonades - In addition to the three Pulse formulations, Pulse is developing a natural lemonade ready-to-drink beverage aimed at providing functional ingredients to specific health platforms.  Pulse’s entry into the popular juice category takes the form of a natural lemonade beverage.  It will be packaged using a 20 ounce glass bottle.  With the exception of AriZona Beverage Company’s canned lemonade and Calypso lemonade, Pulses’s lemonade will have relatively little competition for shelf space. AriZona and Calypso do not contain all-natural ingredients.

RESULTS OF OPERATIONS

The discussion that follows is derived from the unaudited interim financial statements of Darlington Mines Ltd. as at January 31, 2011 and the subsequent period to February 18, 2011 and the three months ended January 31, 2011 and 2010. The discussion on the results of operations of The Pulse Beverage Corporation and pro forma information regarding the pro forma balance sheet and statement of operations for the merged company are incorporated by reference from the Form 8-K filed with the SEC on February 18, 2011.

Revenues

We have had no operating revenues during the three months ended January 31, 2011.

Expenses and Net Loss for the Three Months Ended January 31, 2011 and 2010

Our general and administrative expenses for the three months ended January 31, 2011 were $20,386 (2010 - $12,061). Also, as at January 31, 2011 a loan of $36,018 was forgiven and recognized to operations. This was a non-cash item. The majority of expenses were professional fees associated with preparing financial reports and legal documents for the period.

Liquidity and Capital Resources

As at January 31, 2011, the Company had working capital of $567,280, not including $100,000 advance to Pulse which was eliminated on merger. In addition, the Company has raised a further $325,000 through stock subscriptions, $100,000 of which has been received as of the date of filing of this Quarterly Report. On February 15, 2011, upon the acquisition of Pulse, the Company assumed a working capital deficit of $165,000. As at February 15, 2011 pro forma working capital was $727,000.

Cash Used in Operating Activities

During the three months ended January 31, 2011 we used $16,158 which was mainly professional fees paid during the period.

Cash Used in Investing Activities

During the three months ended January 31, 2011 we advanced $100,000 to Pulse to assist Pulse in closing its acquisition of assets. This advance is non-interest bearing and was eliminated upon the Company's merger with Pulse on February 17, 2011.

Cash Provided by Financing Activities

During the three months ended January 31, 2011 we received $700,000 pursuant to a non-brokered private placement of common stock at $1.00 per share. On February 18, 2011, the Company closed the offering and will issue, in the aggregate, 1,025,000 shares of the Company’s common stock at $1.00 per share, for gross proceeds of $1,025,000 of which $700,000 was received as at January 31, 2011.  We also received $20,000 pursuant to an unsecured, non-interest bearing demand note.

Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

The Company has not generated any revenues to date and will not generate revenues until the Company begins operations. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to fund its growth strategy and to begin operations, and the attainment of profitability. As at January 31, 2011, the Company had working capital of $667,280. In addition, the Company has raised a further $325,000 through stock subscriptions, $100,000 of which has been received as of the date of filing of this Quarterly Report. The Company will require a cash injection of a further $2,000,000 to: begin operations, launch a full marketing and branding campaign, manufacture and deliver products and to begin and increase revenues from its products. Management believes this additional capital, the public listing, the planned management team to be hired and the expanded awareness of the Pulse® brand will provide the Company the opportunity to be operationally cash flow positive and profitable over the next twelve months.

We have no assurance that future financing will be available to us, or if available, on terms acceptable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Additional equity financing could result in additional dilution to our existing shareholders.

Off Balance-Sheet Arrangements

As of January 31, 2011, we had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the

Exchange Act. Based on this Evaluation, our President has concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2011 because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures:

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

ITEM 1.                  LEGAL PROCEEDINGS.

None.

ITEM 1A.                RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                  DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.                  [REMOVED AND RESERVED].

ITEM 5.                  OTHER INFORMATION.

None.

ITEM 6.                  EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
2.1	Share Exchange Agreement dated February 15, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 22, 2011)
3.1	Articles of Merger dated February 17, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 22, 2011)
3.2	Articles of Incorporation of the Registrant, including all amendments to date (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on December 7, 2007)
3.3	Bylaws of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on December 7, 2007)
10.1	Form of $1.00 Post-Split Private Placement Subscription Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 3, 2011)
10.2	Letter Agreement between The Pulse Beverage Corporation and Catalyst Development Inc. dated December 24, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 22, 2011)
10.3	Agreement for the Purchase of Assets Between The Pulse Beverage Corporation and Health Beverage, LLC dated July 26, 2010 and closed January 31, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 22, 2011)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARLINGTON MINES LTD.

Date: February 22, 2011	BY:	/s/ Robert Yates
Robert Yates, President, Chief Executive Officer
Chief Financial Officer, Chief Operating Officer,
Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)