Form 10-Q
period 2011-02-01
Pulse Beverage Corp
filed 2011-05-06
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from FEBRUARY 1, 2011 to MARCH 31, 2011

Commission File Number: 000-53586

THE PULSE BEVERAGE CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

36-4691531
(I.R.S. Employer Identification Number)

12195 Mariposa Street, Westminster, CO 80234
 (Address of principal executive offices, including zip code)

(303) 807 4238
(Telephone number, including area code)

Darlington Mines Ltd.
20A, Time Centre
53-55 Hollywood Road
Central, Hong Kong
 (Former name, former address of principal executive offices, including zip code.)

(852) 5371 1266
 (Former telephone number, including area code)

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

29,825,000 shares of common stock, par value $0.00001, as of May 4, 2011.

THE PULSE BEVERAGE CORPORATION
FORM 10-Q

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	1

Balance Sheets as at October 31, 2010 and March 31, 2011 (Unaudited)	1

Statements of Operations for the three month periods ended March 31, 2011 and 2010 and for the period from August 23, 2006 (Inception) to March 31, 2011 (Unaudited)	2

Statements of Cash Flows for the three month periods ended March 31, 2011 and 2010 (Unaudited)	3

Notes to Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	17

Item 4. Removed and Reserved	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signature Page	18

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of  the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth herein and under the heading “Risk Factors” in our Current Report on Form 8-K filed on February 22, 2011.

Unless otherwise indicated, in this Form 10-Q, references to “we,” “our,” “us,” the “Company,” “Pulse” or the “Registrant” refer to The Pulse Beverage Corporation (formerly known as Darlington Mines Ltd.), a Nevada corporation.

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

The Pulse Beverage Corporation (formerly known as Darlington Mines Ltd.)
(A Development Stage Company)
Balance Sheets as at October 31, 2010 and March 31, 2011
(Unaudited)

	March 31, 2011 $	October 31, 2010 $
ASSETS

Current Assets

Cash	676,535	-
Loan receivable (Note 3)	50,055	-

Total Current Assets	726,590	-
Property and Equipment (Note 4)	915,000	-
Intangible Assets (Note 4)	990,238	-

Total Assets	2,631,828	-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	16,697	12,334
Loans payable (Note 5)	-	36,018

Total Liabilities	16,697	48,352

Contingencies (Note 1)

Stockholders’ Equity (Deficit)

Common Stock, 100,000,000 shares authorized, $0.00001 par value 29,825,000 and 15,520,000 issued and outstanding, respectively (Note 6)	298	155

Additional Paid In Capital	2,844,272	101,395

Donated Capital	47,500	47,500

Accumulated Deficit	(276,939)	(197,402)

Total Stockholders’ Equity (Deficit)	2,615,131	(48,352)

Total Liabilities and Stockholders’ Equity (Deficit)	2,631,828	-

(See Notes to Financial Statements)

The Pulse Beverage Corporation (formerly known as Darlington Mines Ltd.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Accumulated from August 23, 2006 (Inception) to March 31, 2011 $	For the Period From February 1, 2011 to March 31, 2011 $	For the Period From February 1, 2010 to March 31, 2010 $	For the Period From November 1, 2011 to March 31, 2011 $	For the Period From November 1, 1010 to March 31, 2010 $
Revenue	-	-	-	-	-

Expenses

Consulting fees	15,250	15,250	-	15,250	-
Donated services and rent	47,500	-	-	-	-
General and administrative	241,662	79,919	4,585	100,305	16,645
Less: forgiveness of debt	(36,018)	-	-	(36,018)	-

Total Expenses	268,394	95,169	4,585	79,537	16,645-

Net Loss Before Discontinued Operations	(268,394)	(95,169)	(4,585)	(79,537)	(16,645)
Discontinued Operations	(8,545)	-	-	-	-

Net Income (Loss)	(276,939)	(95,169)	(4,585)	(79,537)	(16,645)

Net Loss Per Share – Basic and Diluted		-	-	-	-

Weighted Average Shares Outstanding (See Note 5)		18,387,000	15,520,000	19,512,000	15,520,000

(See Notes to Financial Statements)

The Pulse Beverage Corporation (formerly known as Darlington Mines Ltd.).
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Period from November 1, 2010 to March 31, 2011 $	For the Period from November 1, 2009 to March 31, 2010 $
Operating Activities

Net Loss	(79,537)	(16,645)

Adjustments to reconcile net loss to net cash:
Forgiveness of debt	(36,018)	–

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	2,226	(5,930)

Net Cash Used in Operating Activities	(113,329)	(22,575)

Investing Activities

Related party loan	(50,000)	-
Acquisition of property and equipment	(100,000)	-
Acquisition of intangible assets	(19,750)	-

Net Cash Used in Investing Activities	(169,750)	-

Financing Activities

Cash received in acquisition of assets	56	-
Short-term loan proceeds	20,000	22,545
Short-term loan repayments	(85,442)	-
Proceeds from common stock issued	1,025,000	-

Net Cash Provided by Financing Activities	959,614	22,545

Increase (Decrease) in Cash	676,535	(30)

Cash - Beginning of Period	-	1,522

Cash - End of Period	676,535	1,492

Non-cash Financing and Investing Activities

Acquisition of assets for common shares and assumption of liabilities	1,785,488	-

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

(See Notes to Financial Statements)

The Pulse Beverage Corporation (formerly known as Darlington Mines Ltd.). (A Development Stage Company)
Notes to Financial Statements
(Unaudited)

1.	Nature of Operations and Continuance of Business

Darlington Mines Ltd. (the “Company”) was incorporated in the State of Nevada on August 23, 2006. From August 23, 2006 to February 15, 2011 we were first, an exploration stage corporation, and recently a development stage corporation.

The Board of Directors of the Company approved a 12:1 forward stock split by way of stock dividend (the “Split”), which was approved by The Financial Industry Regulatory Authority (“FINRA”) and the Company issued a dividend of eleven shares of common stock of the Company for each share of common stock issued and outstanding as of the record date of February 4, 2011. The stock dividend increased the number of the Company’s issued and outstanding common stock to 42,180,000 from 3,515,000. The stock dividend did not affect the number of the Company’s authorized common stock, which remains at 100,000,000.

On February 15, 2011 (the “Closing”) the Company closed a voluntary share exchange transaction (the Share Exchange Transaction”) with The Pulse Beverage Corporation (“Pulse”) by and among the Company, Pulse and the stockholders of Pulse (the “Pulse Stockholders”). The Pulse Beverage Corporation manufactures, distributes and markets the PULSE® brand of beverages containing functional ingredients that have been shown to promote health. PULSE® beverages are unique in that they were developed by Baxter Healthcare Corporation and contain ingredients that are widely considered to be critical to adult health. Pulse owns all the formulations, rights and trademarks relating to the PULSE® brand of beverages. The Company now owns the right to use the following Side Panel Statement: “Formulation developed under license from BAXTER HEALTHCARE CORPORATION”. This right is in perpetuity and does not require any royalty payments. On Closing the Company’s former President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, agreed to surrender 26,660,000 shares of the Company’s common stock to the Company for cancellation. As a result of the Share Exchange Transaction, Pulse Stockholders received 13,280,000 shares of Darlington Mines Ltd. in exchange for 100% of the issued and outstanding common stock of Pulse representing approximately 46% of Darlington Mines Ltd. 28,800,000 issued and outstanding shares of common stock. Pulse became a wholly-owned subsidiary. In order to better reflect the Company’s business operations and to change the Company’s name, subsequent to the acquisition of Pulse, effective February 16, 2011, the Company filed Articles of Merger with the Secretary of State of Nevada and filed a Statement of Merger with the Colorado Secretary of State, in order to effectuate a parent/subsidiary merger. The merged Company’s name was changed to “The Pulse Beverage Corporation”. The Company’s new stock symbol is OTCBB:PLSB.

For accounting purposes, the acquisition of Pulse was accounted for as a purchase of the assets of Pulse by the Company under the purchase method for business combinations. Consequently, the historical financial statements of the Company continue as the Company’s historical financial statements and the operations of Pulse will be included from February 15, 2011, being the date of acquisition.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues to date and will not generate revenues until the Company begins operations. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain further equity financing to fund its growth strategy and attain profitability. As at March 31, 2011, the Company had working capital of $709,893. All of these factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company received $1,025,000 and issued, on February 28, 2011, 1,025,000 common shares pursuant to a non-brokered private placement of shares at $1.00 per share. The Company will require a cash injection of an additional $3,000,000 over the next twelve months to launch its products, including a full marketing and branding campaign, and build its inventory and receivables. Management believes this additional capital, the public listing, the management team and the expanded awareness of the Pulse® brand will provide the Company the opportunity to be operationally cash flow positive and profitable over the next twelve months.

2.	Summary of Significant Accounting Policies

Fiscal Year End - The Company’s fiscal year end was changed from October 31 to December 31.

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

Property and Equipment - Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Vehicles and equipment are depreciated based on estimated useful lives. Depreciation has not been charged to operations as the property and equipment acquired on February 15, 2011 have not been put to use.

Intangible Assets - The Company’s intangible assets consist of the cost of formulations, manufacturing processes, labeling rights, trademarks and patents pending. To the extent capitalized, the Company’s intangible assets will be amortized over their estimated useful lives based on the period the assets are expected to contribute to the Company’s cash flows. The Company performs impairment tests whenever events or circumstances indicate that intangible assets might be impaired.

Valuation of Long-Lived Assets - The Company periodically evaluates the carrying amount of long-lived assets when events and circumstances warrant such a review.

Income Taxes - Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating losses carried forward, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, including consideration of tax planning strategies, it is more-likely-than-not that some or all of the deferred tax assets will not be realized.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Ownership of, and title to our products pass to customers upon delivery of the products to customers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods. Net sales have been determined after deduction of promotional and other allowances in accordance with ASC 605-50.

Financial Instruments - The fair values of financial instruments, which include cash, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Our functional and reporting currency is the United States dollar and therefore there is no financial risk associated with foreign currencies.

3.	Loan Receivable

Pursuant to a Letter Agreement dated December 24, 2010 between the Company and Catalyst Development Inc., a company owned by our Chief of Product Development, the Company agreed to loan $200,000 to Catalyst for the purpose of Catalyst establishing a food and beverage production centre. The interest rate of the loan is 4% over 5 years, amortized over 25 years. As at March 31, 2011 the Company has funded $50,000 and on April 20, 2011 funded a further $75,000 with the final payment of $75,000 due May 20, 2011. Monthly payments of $1,055 are due to the Company starting June 20, 2011. The loan matures on May 20, 2016 with a final payment of $174,000 due to the Company. Catalyst has the right to make additional payments on the loan principle without penalty through the term of the loan. The Company and Catalyst have discussed and agree to consider the option of converting the loan to an equity position in the Catalyst production centre pending its successful establishment. The Company has granted Catalyst the right to manufacture and market Pulse beverages in a concentrate form.

4.	Property, Equipment and Intangible Assets

Pulse, prior to the Share Exchange Transaction, acquired all of the property and equipment, formulations, rights and trademarks associated with the Pulse® brand from Health Beverage, LLC pursuant to an Asset Purchase Agreement dated July 26, 2010 and closed January 31, 2011 with a cash payment of $245,000. On February 15, the Company acquired all of these assets from Pulse. Consideration was the assumption of net liabilities of Pulse of $167,468, the elimination of a $100,000 loan and the issuance of 13,280,000 common shares at a deemed price of $.122 per share all totaling $1,885,488. These assets have not been put into use as at March 31, 2011 and as a result no depreciation or amortization has been charged to operations. The purchase price was allocated as follows|:

Property and Equipment	$

Manufacturing Equipment and Molds	670,000
Display Equipment	120,000
Automobile	125,000

Property and Equipment, Net	915,000

Intangible Assets	$

Formulations, specifications and manufacturing methods	720,488
Trademarks	75,000
Rights – Side Panel Statement	125,000
Patents Pending	50,000

Intangible Assets, Net	970,488

5.	Loans Payable

On January 18, 2011 the Company received a non-interest bearing unsecured demand loan of $20,000 which was repaid on March 14, 2011.

The Company assumed loans of $165,442 pursuant to the Share Exchange Transaction. A total of $65,442 was repaid in cash and $100,000 was repaid pursuant to a subscription agreement dated March 31, 2011 to acquire 100,000 common shares at $1.00 per share.

On January 31, 2011 a loan of $36,018 was forgiven and a gain of $36,018 was recognized.

6.	Common Stock

The Board of Directors of the Company approved a 12:1 forward stock split by way of stock dividend (the “Split”), which was approved by The Financial Industry Regulatory Authority (“FINRA”) and the Company issued a dividend of eleven shares of common stock of the Company for each share of common stock issued and outstanding as of the record date of February 4, 2011. The stock dividend increased the number of the Company’s issued and outstanding common stock to 42,180,000 from 3,515,000. The stock dividend did not affect the number of the Company’s authorized common stock, which remains at 100,000,000. On February 15, 2011 the Company’s former President, Chief Executive Officer, Chief Financial Officer and Treasurer, agreed to surrender 26,660,000 shares of the Company’s common stock to the Company for cancellation. For weighted average shares outstanding these two transactions were applied retroactively.

On February 15, 2011, as a result of the Share Exchange Transaction, Pulse Stockholders received 13,280,000 shares of the Company in exchange for 100% of the issued and outstanding common stock of Pulse.

On February 18, 2011, the Company closed a non-brokered private placement of common stock to a number of foreign accredited investors pursuant to a $1.00 Post-Split Private Placement Subscription Agreement. On February 28, 2011, the Company issued 1,025,000 shares of the Company’s common stock at $1.00 per share for gross proceeds of $1,025,000. On March 31, 2011 the Company received a subscription agreement which will convert a $100,000 loan into 100,000 common shares at $1.00 per share. These shares have not yet been issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

CORPORATE HISTORY

Darlington Mines Ltd. (the “Company”) was incorporated in the State of Nevada on August 23, 2006. From August 23, 2006 to February 15, 2011 the Company was first, an exploration stage corporation, and recently a development stage corporation. On February 4, 2011, our board of directors approved a 12:1 forward stock by way of stock dividend resulting in the issuance of eleven shares of our common stock for each share of common stock issued and outstanding as of the record date of February 4, 2011.

ACQUISITION OF THE PULSE BEVERAGE CORPORATION

On February 15, 2011 (the “Closing”) the Company closed a voluntary share exchange transaction (the Share Exchange Transaction”) with The Pulse Beverage Corporation (“Pulse”) by and among the Company, Pulse and the stockholders of Pulse (the “Pulse Stockholders”). The Pulse Beverage Corporation manufactures, distributes and markets the PULSE® brand of beverages containing functional ingredients that have been shown to promote health. PULSE® beverages are unique in that they were scientifically developed by Baxter Healthcare Corporation to contain ingredients that are widely considered to be critical to adult health. Pulse owns all the formulations, rights and trademarks relating to the PULSE® brand of beverages. The Company owns the right to use the following Side Panel Statement: “Formulation developed under license from BAXTER HEALTHCARE CORPORATION”. This right is in perpetuity and does not require any royalty payments. At Closing, the Company’s former President, Chief Executive Officer, Chief Financial Officer, and Treasurer agreed to surrender 26,660,000 shares of the Company’s common stock to the Company for cancellation.

As a result of the Share Exchange Transaction, Pulse Stockholders received 13,280,000 shares of our common stock in exchange for 100% of the issued and outstanding common stock of Pulse representing approximately 46% of our issued and outstanding shares of common stock. Pulse became our wholly-owned subsidiary. In order to better reflect the Company’s business operations and to change the Company’s name, subsequent to the acquisition of Pulse, effective February 16, 2011, the Company filed Articles of Merger with the Secretary of State of Nevada and filed a Statement of Merger with the Colorado Secretary of State, to effectuate a parent/subsidiary merger. The Company’s name was changed to “The Pulse Beverage Corporation” and the Company was issued a new stock symbol - OTCBB:PLSB.

For accounting purposes, the acquisition of Pulse was accounted for as a purchase of the assets of Pulse by the Company under the purchase method for business combinations. Consequently, the historical financial statements of the Company continue as the Company’s historical financial statements and the operations of Pulse will be included from February 15, 2011, being the date of acquisition.

BUSINESS OVERVIEW OF PULSE

The Pulse Beverage Corporation (“Pulse”), based in Denver, Colorado, was formed in 2010 for the purpose of exploiting niche markets in the beverage industry. Pulse is a beverage company that manufactures, distributes and markets the PULSE® brand of beverages containing functional ingredients that have been shown to promote health.PULSE® beverages are unique in that they were scientifically developed by Baxter Healthcare Corporation to include ingredients that are widely considered to be critical to adult health. Pulse owns all the formulations, rights and trademarks relating to the PULSE® brand of beverages. The Company has recently started using the trademarks NutriPurpose™ and Nutripurposed™ to describe its Pulse® brand of beverages. “NutriPurpose™" is a term combining the essence of “nutrition” and “purposed functionality” and is intended to depict a food product that provides health and nutritional benefits, including the prevention and treatment of disease.

Pulse’s mission is to be one of the market leaders in the development and marketing of nutritional beverage products that: (i) provide real health benefits to a significant segment of the population (ii) are endorsed by clinicians through the utilization of nutritional ingredients with clinically demonstrated benefits for targeted areas of health and wellness and (iii) are convenient, simple and appealing to the consumers.

  PULSE® was developed by Baxter Healthcare Corporation. Baxter Healthcare scientifically researched and formulated the Pulse®  beverage products and spent in excess of $10 million developing and initially marketing the PULSE® brand.
  Pulse owns the right to use the following Side Panel Statement: “Formulation developed under license from BAXTER HEALTHCARE CORPORATION”. This right is in perpetuity and does not require any royalty payments.

  The PULSE® beverages may be the only refreshment beverages developed that have sufficient dosages of active functional ingredients to promote health. In fact, Pulse intends to be able to offer a beverage that meets many guidelines for classification as “an excellent source of dietary fiber
Although Pulse has acquired or developed several products, it will continue to acquire products that complement or extend its current product mix. Pulse intends to conduct a study of the companies occupying the highly fragmented beverage industry, many of which are undercapitalized. Management believes that one or two strategic product acquisitions would shorten Pulse’s maturation cycle, allowing it to reach critical mass sooner than only developing additional products in-house.

Pulse intends to outsource many of its operating activities such as manufacturing, sales and distribution. Management believes it will need fewer than fifteen full-time employees.

The PULSE® NutriPurpose™ brand of beverages are formulated and aimed at providing functional ingredients to specific health platforms:

Pulse® - Heart Health Formula™ contains safe and effective levels of a number of important heart and health friendly nutrients in a great tasting beverage. It has vitamin C and selenium, both of which are considered important nutrients to help maintain heart health. Pulse® Heart Health is an excellent source of dietary fiber which may help maintain healthy cholesterol levels.

Pulse® - Men’s Health Formula™ is a unique combination of nutritional ingredients that include a variety of antioxidants that may reduce free radicals in our bodies. Free radicals are generally associated with aging, cardiovascular problems, cancer and many health concerns for men. While it is designed to support health in particular areas, such as prostate health, the combination of green tea catechins, vitamins E & C, lycopene and selenium may help men maintain an ongoing counter attack in the battle against free radical damage to our bodies.

Pulse® - Women’s Health Formula™ is a convenient nutritional beverage designed specifically for women. Our ability to be active and healthy is directly affected by the strength of our bodies. Pulse contains meaningful levels of the key ingredients that work in concert to enhance bone health– calcium, magnesium and Vitamin D. Additionally, these ingredients coupled with folic acid and other B vitamins, may help women prepare for pregnancy while soy isoflavones may help buffer symptoms of menopause.

Pulse has announced the launch of Cabana™ Lemonades by Pulse®, a line-up of refreshing, all-natural, “good-for-you”, ready-to-drink lemonades in five distinct and great tasting flavors, offering significantly reduced calories without the use of artificial sweeteners or coloring.

Cabana™ Lemonades by Pulse offer approximately 40% less calories than its competitors and are positioned to enter the market as the only All-Natural Lemonade brand. The fact that Pulse’s Cabana™ Lemonades contain no preservatives or artificial sweeteners means that they can be sold in health food stores such as Whole Foods, GNC Live Well, Vitamin Cottage and Sunflower. Nationally, only a handful of companies market ready-to-drink lemonades and there are only two major brands, AriZona® and Calypso®, and a few other brands, such as Country Time Lemonade, none of which contain 100% natural ingredients. Pulse’s premium lemonades will be packaged in 20 fl. oz. glass bottles and management believes the combination of superior product and packaging will readily position Pulse to successfully penetrate the market. Pulse aims to have its Cabana™ Lemonades on store shelves by July, 2011. Pulse intends to position its Cabana™ Lemonades as natural complements to food in an effort to broaden their appeal and insulate against any seasonal fall-off. Pulse has contracted its first bottling facility and aims to start production of its lemonade products in June, 2011. Pulse believes that the lemonade market is well established and that there is an immediate demand. Pulse’s Cabana™ Lemonades, being all-natural, lower calorie, and “good for you”, are in-line with its corporate mission to reach a large demographic by aiming to be the healthiest, all-natural lemonade in the marketplace.

NUTRITION MADE SIMPLE® - Pulse offers consumers necessary nutrients in a convenient package. The nutrients in all of the Company’s PULSE® Nutripurpose™ beverages are generally considered to promote health in targeted areas. The nutritional ingredients were specifically selected in recommended serving sizes to provide and achieve targeted health benefits. These nutrients normally cannot be consumed in adequate amounts by eating food without substantially increasing calories.

RESULTS OF OPERATIONS

The discussion that follows is derived from the unaudited interim financial statements of The Pulse Beverage Corporation (formerly known as Darlington Mines Ltd.) as at March 31, 2011 and the transitional period from February 1, 2011 to March 31, 2011 (“2011”) and the corresponding comparative period (“2010”).

Revenues

We have had no operating revenues since inception as production and sales are planned for July, 2011.  We plan to have revenues from our Cabana™ Lemonades in July, 2011 and from our Pulse® NutriPurpose™ beverages in September, 2011.

Expenses and Net Loss for the Period from February 1, 2011 to March 31, 2011 and the corresponding comparative period

Since inception we have only incurred expenses of a general and administrative nature and in anticipation for the launch and production of our products. During the transition period from February 1, 2011 to March 31, 2011 we have incurred $95,000 of general and administrative expenses, comprised of audit and legal fees of $60,000, investor relations fees of $9,000, regulatory fees of $10,000 and management consulting fees of $15,000. We incurred $5,000 of general and administration expenses in the corresponding comparative period.

Liquidity and Capital Resources

The Company received $1,025,000 and issued, on February 28, 2011, 1,025,000 common shares pursuant to a non-brokered private placement of shares at $1.00 per share. As at March 31, 2011, the Company had cash reserves of $676,535 and working capital of $709,893.

The Company will require a cash injection of an additional $3,000,000 over the next twelve months to launch its products, including a full marketing and branding campaign, and to build its inventory and receivables.  Management believes this additional capital, the public listing, the planned management team to be hired and the expanded awareness of the Pulse® brand will provide the Company the opportunity to be operationally cash flow positive and profitable over the next twelve months.

Cash Used in Operating Activities

During the period from November 1, 2010 to March 31, 2011 we used $113,000 (2010 - $23,000)  which was made up of our net loss for the period.

Cash Used in Investing Activities

During the period from November 1, 2010 to March 31, 2011 we used $170,000 (2010 - $nil) which was made up of a $50,000 loan to a related party pursuant to a Letter Agreement, paying the balance of the purchase price of the Asset Purchase Agreement and allocated to property and equipment and $20,000 paid for the development of our website and labels.

Cash Provided by Financing Activities

During the period from November 1, 2010 to March 31, 2011 we received $960,000 from financing activities (2010 - $23,000). We received $1,025,000 and issued, on February 28, 2011, 1,025,000 common shares pursuant to a non-brokered private placement of shares at $1.00 per share. We also received $20,000 from a short-term loan and repaid $85,000 of short-term loans.

Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from operations and do not expect sales until July, 2011.  We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

The Company has not generated any revenues to date and will not generate revenues until the Company begins operations. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to fund its growth strategy and to begin operations, and the attainment of profitability. The Company will require a cash injection of an additional $3,000,000 over the next twelve months to launch its products, including a full marketing and branding campaign, and to build its inventory and receivables. Management believes this additional capital, the public listing, the management team and the expanded awareness of the Pulse® brand will provide the Company the opportunity to be operationally cash flow positive and profitable over the next twelve months.

We have no assurance that future financing will be available to us, or if available, on terms acceptable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Additional equity financing could result in additional dilution to our existing shareholders.

Off Balance-Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

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

Recently Issued Accounting Pronouncements

There have been no recently issued Accounting Pronouncements that impact us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of Mach 31, 2011 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of March 31, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.  These material weaknesses include the following:

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

3.     We do not have an audit committee or an independent audit committee financial expert.  While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

Management believes that the material weaknesses set forth above did not have an affect on the Company’s financial results.  We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes once we have adequate funds to do so, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources and personnel to potentially mitigate these material weaknesses.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS.

None.

ITEM 1A.                RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in this Form 10-Q before making an investment decision with regard to our securities. The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Industry

We are a development stage company with a limited operating history on which to evaluate our business or base an investment decision.

Our business prospects are difficult to predict because of our limited operating history, early stage of development, unproven business strategy and unproven product. We are a development stage company that has yet to generate any revenue. Pulse has only been introduced in selected test markets and there is no guarantee that our product will be able to generate any significant revenues.  As a development stage company, we face numerous risks and uncertainties in the competitive markets.  In particular, we have not proven that we can: develop our product offering in a manner that enables us to be profitable and meet our customers’ requirements; develop and maintain relationships with key customers and strategic partners that will be necessary to optimize the market value of our products; raise sufficient capital in the public and/or private markets; or respond effectively to competitive pressures. If we are unable to accomplish these goals, our business is unlikely to succeed and you should consider our prospects in light of these risks, challenges and uncertainties.

We have no revenues and have incurred losses.

Since inception through March 31, 2011, we have not generated any revenues. We anticipate that our existing cash and cash equivalents will not be sufficient to fund our longer term business needs and we will need to generate revenue or receive additional investment in the Company to continue operations.

Our auditors have expressed uncertainty as to our ability to continue as a going concern.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern as of our fiscal year ended October 31, 2010.

If we are unable to establish sales and marketing capabilities we may not be able to generate sales and product revenue.

We do not currently have an organization for the sales, marketing and distribution of our services.  Our strategy is to enter into agreements or other arrangements with distributors to market our products.  We need to develop and maintain strategic relationships with these entities in order for them to market our products to their customers.  We expect to face competition in this effort to establish strategic relationships from other companies vying for the same type of relationships. If we are unable to establish such relationships on terms that are favorable to us, or at all, we may not be able to penetrate the market on a scale required to become viable or profitable.

If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. To date, our operations have been funded entirely from the proceeds from equity and debt financings. We expect to require substantial additional capital in the near future to develop and market new products, services and technologies.  We may not be able to obtain additional financing on terms acceptable to us, or at all.  Even if we obtain financing for our near term operations, we expect that we will require additional capital beyond the near term. If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

We face intense competition which could prohibit us from developing a customer base and generating revenue.

The beverage industry is highly competitive. Competition in the non-alcoholic beverage category exists for price, packaging, flavors, consumer acceptance of products, shelf space, and new product development. In order to compete effectively in the beverage industry, we believe that we must create a product that stands out from the competition through taste, visual appearance, price, and product quality. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do. Additionally, there are no significant barriers to entry in our industry and new companies may be created that will compete with us and other, more established companies who do not now directly compete with us, may choose to enter our markets and compete with us in the future. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our products.

We plan on manufacturing and selling beverage products for consumption by consumers that may expose us to litigation based on consumer claims and product liability.

We plan on manufacturing and selling products that ultimately are consumed by the general public.  Even though we intend to install safe manufacturing processes and sell products that are safe, we have some potential product risk from the consuming public.  We could be party to litigation based on consumer claims, product liability or otherwise that could result in significant liability for us and adversely affect our financial condition and operations.

If our products do not gain market acceptance, we may not be able to fund future operations.

A number of factors may affect the market acceptance of our products, including, among others, the perception by consumers of the effectiveness of our products, our ability to fund our sales and marketing efforts, and the effectiveness of our sales and marketing efforts. If our products do not gain acceptance by consumers, we may not be able to fund future operations, including the development of new products, and/or our sales and marketing efforts for our current products, which inability would have a material adverse effect on our business, financial condition and operating results.

Any failure to adequately establish a distributor sales force will impede our growth.

We expect to be substantially dependent on a distributor sales force to attract new consumers of our products. We are currently in the process of establishing our distributor network and believe that there may be significant competition for qualified, productive distributors who have the skills and technical knowledge necessary to promote and sell our products. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in establishing our distributor network. If we are unable to develop an efficient distributor network, it will make our growth more difficult and our business could suffer.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not accurately estimate demand for our products. Our ability to estimate the overall demand for our products is imprecise and may be less precise in certain markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or materials to produce and package our products, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain juice concentrates, supplements and sweeteners have been and could, from time to time in the future, be experienced. Such shortages could interfere with and/or delay production of our products and could have a material adverse effect on our business and financial results.

If we do not maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or if our retailers’ inventory levels are too high, our operating results will be adversely affected.

If we do not accurately anticipate the future demand for our products or the time it will take to obtain new inventory, our inventory levels may not be appropriate and our results of operations may be negatively impacted. If we fail to meet our shipping schedules, we could damage our relationships with distributors and/or retailers, our shipping costs may increase and/or sales opportunities may be delayed or lost. In order to be able to deliver our products in a timely manner, we need to maintain adequate inventory levels of our products. If the inventory of our products held by our distributors and/or retailers is too high, they will not place orders for additional products, which would unfavorably impact our future sales and adversely affect our operating results.

Our intellectual property rights are critical to our success, and the loss of such rights could materially adversely affect our business.

We have acquired and intend to maintain rights to trademarks, patents and copyrights that are important to our business. We regard our trademarks, copyrights, and similar intellectual property as critical to our success and attempt to protect such property with registered and common law trademarks and copyrights, restrictions on disclosure and other actions to prevent infringement. For example, we have acquired all of the formulations, rights and patents related to the Pulse® brand from Baxter Healthcare Corporation, who spent approximately $10 million developing and marketing the Pulse® product line.  We are currently entitled to label our products as follows: “Formulation developed under license from Baxter Healthcare Corporation.”  We believe this license right and previous research and marketing efforts by Baxter Healthcare Corporation are significant to our future success by distinguishing and validating our products within a highly competitive beverage market; however, while this license right from Baxter Healthcare Corporation is in perpetuity and royalty free, there is no assurance that other third parties will not infringe or misappropriate our rights to the Pulse® brand or that we can completely protect our Pulse® related rights.  Any such infringement or loss of our rights to the Pulse® brand would have a materially adverse affect on our business, marketing efforts and financial condition.  Further, product packages, mechanical designs and artwork are important to our success and we plan to take action to protect against imitation of our packaging and trade dress and to protect our trademarks and copyrights as necessary. However, there can be no assurance that other third parties will not infringe or misappropriate our trademarks and similar proprietary rights. If we lose some or all of our intellectual property rights, our business may be materially adversely affected.

Changes in consumer preferences may reduce demand for our products.

Consumers are seeking a greater variety in their beverages. Our future success will depend upon our ability to develop and introduce different and innovative beverages. In order to develop our market share, the impact of our products must address a consumer need and then meet that need in the areas of quality and derived benefits. There can be no assurance of our ability to meet that need and there is no assurance that consumers will purchase our products. Additionally, our products are considered premium products and to maintain market share during recessionary periods we may have to reduce profit margins which would adversely affect our results of operations. Product lifecycles for some beverage brands and products may be limited to a few years before consumers’ preferences change. There can be no assurance that our beverage products will become or remain profitable for us. The beverage industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us if we misjudge such preferences. We may be unable to achieve volume growth through product and packaging initiatives. We also may be unable to penetrate new markets. If we are unable to address any or all of these issues, it may affect our ability to produce revenues and our business, financial condition and results of operations will be adversely affected.

If we are unable to develop and establish brand image or product quality, or if we encounter product recalls, our business may suffer.

Our success depends on our ability to develop and establish brand image for our products. We have no assurance that our advertising, marketing and promotional programs will have the desired impact on our products’ brand image or consumer preferences. Product quality issues, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. We may be required from time to time to recall products entirely or from specific co-packers, markets or batches.  Product recalls could adversely affect our profitability and our brand image. We do not maintain recall insurance. While we do not expect to have any credible product liability litigation, there is no assurance that we will not experience such litigation in the future. In the event we do experience product liability claims or a product recall, our financial condition and business operations could be materially adversely effected.

Growth of internal operations and business may strain our financial resources.

We intend to significantly expand the scope of our operating and financial systems in order to build and expand our business. Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

  The need for continued development of our financial and information management systems;
  The need to manage strategic relationships and agreements with manufacturers, suppliers and distributors; and
  Difficulties in hiring and retaining skilled management, technical and other personnel necessary to support and manage our business.

We cannot give you any assurance that we will adequately address these risks and, if we do not, our ability to successfully expand our business could be adversely affected.

Failure to manage growth effectively could prevent us from achieving our goals.

Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management and other personnel. Our failure to successfully manage growth could result in our sales not increasing commensurately with capital investments. Our inability to successfully manage growth could materially adversely affect our business.

Current global economic conditions may adversely affect our industry, business and result of operations.

The recent disruptions in the current global credit and financial markets has included diminished liquidity and credit availability, a decline in consumer confidence, a decline in economic growth, an increased unemployment rate, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions.

These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current adverse global economic conditions and tightening of credit in financial markets may lead consumers to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, manufacturers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions. If the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

Significant changes in government regulation may hinder sales.

The production, distribution, sale and marketing of our licensed and proprietary beverages are subject to the rules and regulations of various federal, state and local health agencies and certain laws and statutes, including in particular the U.S. Food and Drug Administration (“FDA”), the Federal Food, Drug and Cosmetic Act, the Dietary Supplement Health and Education Act of 1994, the Occupational Safety and Health Act, various environmental statutes, and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of or pertaining to our products. New statutes and regulations may also be instituted in the future. Compliance with applicable federal and state regulations is crucial to our success. Although we believe that we are in compliance with applicable regulations, should the FDA or any state in which we operate amend its guidelines or impose more stringent interpretations of current laws or regulations, we may not be able to comply with these new guidelines. Such regulations could require the reformulation of certain products to meet new standards, market withdrawal or discontinuation of certain products we are unable to reformulate, imposition of additional record keeping requirements, expanded documentation regarding the properties of certain products, expanded or different labeling and/or additional scientific substantiation. Failure to comply with applicable requirements could result in sanctions being imposed on us or the manufacturers of any of our products, including but not limited to fines, injunctions, product recalls, seizures and criminal prosecution. Further, if a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be required to have the packaging of our products changed which may adversely affecting our financial condition and operations. We are also unable to predict whether or to what extent a warning under any of applicable statute would have an impact on costs or sales of our products.

Water scarcity and poor quality could negatively impact the our system's production costs and capacity.

Water is the main ingredient in substantially all of our products. It is also a limited resource, facing unprecedented challenges from overexploitation, increasing pollution, poor management and climate change. As demand for water continues to increase, and as water becomes scarcer and the quality of available water deteriorates, our system may incur increasing production costs or face capacity constraints which could adversely affect our profitability or net operating revenues in the long run.

Significant additional labeling or warning requirements may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements relating to the content or perceived adverse health consequences of certain of our products. If these types of requirements become applicable to one or more of our major products under current or future environmental or health laws or regulations, they may inhibit sales of such products. One such law, which is in effect in California, requires that a specific warning appear on any product that contains a substance listed by the state as having been found to cause cancer or birth defects. This law exposes all food and beverage producers to the possibility of having to provide warnings on their products because it does not recognize any generally applicable quantitative thresholds below which a warning is not required. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. The Company is not currently required to display warnings under this law on any Company beverages produced for sale in California. In the future, however, other substances detectable in Company products may be added to the list pursuant to this law and the related regulations as they currently exist or as they may be amended. If a substance found in one of our products is added to the list, or if the increasing sensitivity of detection methodology results in the detection of an infinitesimal quantity of a listed substance in one of our beverages produced for sale in California, the resulting warning requirements or adverse publicity could negatively affect our sales.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information.

Our success depends upon the skills, knowledge and experience of our technical personnel, our consultants and advisors as well as our licensors and contractors. Because we operate in a highly competitive field, we rely almost wholly on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property. However, these agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Our business depends substantially on the continuing efforts of our executive officers and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers. We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations.

We will incur significant increased costs as a public company and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we would not incur if we were a private company.  SEC rules and regulations impose heightened requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel will devote a substantial amount of time to these compliance initiatives. We may also need to hire additional finance and administrative personnel to support our compliance requirements. Moreover, these rules and regulations will increase our legal and financial costs and make some activities more time-consuming.

In addition, as described above, we will be required to maintain effective internal controls over financial reporting and disclosure controls and procedures pursuant to the Sarbanes-Oxley Act. Our testing, and the subsequent testing by our independent registered public accounting firm, may reveal deficiencies or material weaknesses in our internal controls over financial reporting.  Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management effort.  We currently do not have an internal audit group and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.  If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies or material weaknesses in our internal controls over financial reporting, the market price of our securities could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act and, since we have not been subject to Sarbanes-Oxley regulations we may lack the financial controls and safeguards now required of public companies.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, for the fiscal year ending December 31, 2011, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting.  Our assessment will require us to make subjective judgments and our independent registered public accounting firm may not agree with our assessment.

Risks Related to an Investment in Our Securities

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We expect to experience volatility in our stock price, which could negatively affect shareholders’ investments.

While our common stock is not currently traded, if and when there is an active trading market, the market price for shares of our common stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  Due to the volatility of our common stock price, we may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources.

Shareholders should also be aware that, according to SEC Release No. 34-29093, the market for “penny stock”, such as our common stock, has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We presently intend to retain all earnings for our operations.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Exchange Transaction

As previously disclosed in our Current Report on Form 8-K filed with the SEC on February 22, 2011, on  February 15, 2011 we issued a total of 13,280,000 shares of our common stock in exchange for 100% of the issued and outstanding common stock of Pulse.  The common stock was issued in reliance upon exemption from registration under the Securities Act of 1933, as amended (“Securities Act”) pursuant to Rule 506 of Regulation D and/or Regulation S thereof, and comparable exemptions under state securities laws.  The common stock was issued to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act, and to accredited investors in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

Private Placement

As previously disclosed in our Current Report on Form 8-K filed with the SEC on February 3, 2011 (the “Previous Report”), the Company began its initial closing of a private placement of common stock to a number of foreign accredited investors pursuant to that certain $1.00 Post-Split Private Placement Subscription Agreement, which is included as Exhibit 10.1 to the Previous Report and incorporated herein (the “Offering”).  On February 22, 2011, the Company closed the Offering  and  issued, on February 28, 2011, in the aggregate, 1,025,000 shares of the Company’s common stock, par value $0.00001, at $1.00 per share, for gross proceeds of $1,025,000 (the “Shares”).  The Shares were issued in reliance upon Rule 506 of Regulation D and/or Regulation S of the Securities Act.  The Shares were issued to a number of foreign investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

ITEM 3.                  DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.                  [REMOVED AND RESERVED].

ITEM 5.                  OTHER INFORMATION.

On March 1, 2011, we entered into an Executive Services Agreement (“Executive Agreement”) with Robert Yates whereby Mr. Yates agreed to serve as our President and Chief Executive Officer subject to the direction and supervision of our Board of Directors.  The Executive Agreement is for an initial term of one year commencing on February 15, 2011 and will automatically renew unless terminated in accordance with the terms and conditions of the Executive Agreement.  Pursuant to the Executive Agreement, Mr. Yates shall be entitled to a monthly fee of $8,500 as consideration for his services.  The foregoing description of the Executive Agreement is qualified in its entirety by reference to the Executive Agreement filed as Exhibit 10.2 to this Quarterly Report and incorporated herein.

On March 13, 2011, we entered into a Consultant Services Agreement (“Consultant Agreement”) with Catalyst Development, Inc., and its President, Ronald Kendrick, (collectively, “Consultant”) whereby the Company agreed to retain the Consultant as the Chief of Product Development for the Company subject to the direction and supervision of our Board of Directors.  The Consultant Agreement is for an initial term beginning March 15, 2011 and ending on December 31, 2011, and will automatically renew unless terminated in accordance with the terms and conditions of the Consultant Agreement.  Pursuant to the Consultant Agreement, Consultant shall be entitled to a monthly fee of $5,000 as consideration for Consultant’s services.  The foregoing description of the Consultant Agreement is qualified in its entirety by reference to the Consultant Agreement filed as Exhibit 10.3 to this Quarterly Report and incorporated herein.

ITEM 6.                  EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
2.1	Share Exchange Agreement dated February 15, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 22, 2011)
3.1	Articles of Merger dated February 17, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 22, 2011)
3.2	Articles of Incorporation of the Registrant, including all amendments to date (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on December 7, 2007)
3.3	Bylaws of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on December 7, 2007)
10.1	Form of $1.00 Post-Split Private Placement Subscription Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 3, 2011)
10.2	Executive Services Agreement with Robert Yates dated March 1, 2011
10.3	Consultant Services Agreement with Catalyst Development Inc. dated March 13, 2011
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PULSE BEVERAGE CORPORATION

Date: May 6, 2011	BY:	/s/ Robert Yates
Robert Yates, President, Chief Executive Officer
Chief Financial Officer, Chief Operating Officer,
and Treasurer (Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)