Form 10-Q
period 2011-06-30
Pulse Beverage Corp
filed 2011-08-05
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2011

OR

[…] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53586

THE PULSE BEVERAGE CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

36-4691531
(I.R.S. Employer Identification Number)

12195 Mariposa Street, Westminster, CO 80234
 (Address of principal executive offices, including zip code)

(720) 382 5476
(Telephone number, including area code)

________________________________________________
(Former name, former address of principal executive offices, including zip code.)

(303) 807 4238
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

29,825,000 shares of common stock, par value $0.00001, as of August 4, 2011.

THE PULSE BEVERAGE CORPORATION

FORM 10-Q

INDEX

PAGE

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Balance Sheets as at June 30, 2011 (Unaudited) and December 31, 2010 (Unaudited)	1

Statements of Operations for the three month and six months ended June 30, 2011 and 2010 and for the period from August 23, 2006 (Inception) to June 30, 2011 (Unaudited)	2

Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited)	3

Notes to Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Removed and Reserved	11

Item 5. Other Information	11

Item 6. Exhibits	11

Signature Page	12

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

Unless otherwise indicated, in this Form 10-Q, references to “we,” “our,” “us,” the “Company,” “Pulse” or the “Registrant” refer to The Pulse Beverage Corporation,  a Nevada corporation.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Pulse Beverage Corporation
(A Development Stage Company)
Condensed Balance Sheets

	June 30, 2011 $	December 31, 2010 $
ASSETS

Current Assets

Cash	212,548	-
Prepaid expenses	54,621	-
Other current assets	137,295	-
Current portion of loan receivable (Note 3)	4,789	-

Total Current Assets	409,253	-
Loan Receivable (Note 3)	195,581
Property and Equipment (Note 4)	920,371	-
Intangible Assets (Note 4)	1,012,218	-

Total Assets	2,537,423	-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	68,774	25,044
Accrued liabilities	34,300	-
Loans payable (Note 5)	-	30,018

Total Current Liabilities	103,074	55,062

Contingencies (Note 1)

Stockholders’ Equity (Deficit)

Preferred Stock, 1,000,000 share authorized, $0.001 par value, none issued (Note 7)	-	-
Common Stock, 100,000,000 shares authorized, $0.00001 par value 29,825,000 and 15,520,000 issued and outstanding, respectively (Note 6)	298	155
Additional Paid In Capital	2,844,272	101,395
Donated Capital	47,500	47,500
Accumulated Deficit	(457,721)	(204,112)

Total Stockholders’ Equity (Deficit)	2,434,349	(55,062)

Total Liabilities and Stockholders’ Equity (Deficit)	2,537,423	-

(See Notes to Financial Statements)

The Pulse Beverage Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Accumulated from August 23, 2006 (Inception) to June 30, 2011 $	For the Three Months Ended June 30, 2011 $	For the Three Months Ended June 30, 2010 $	For the Six Months Ended June 30, 2011 $	For the Six Months Ended June 30, 2010 $
Revenue	-	-	-	-	-
Expenses

Consulting fees	96,793	81,543	-	96,793	-
Donated services and rent	47,500	-	-	-	-
General and administrative	340,901	97,989	(783)	192,834	13,386
Less: forgiveness of debt	(36,018)	-	-	(36,018)	-

Total Expenses	449,176	179,532	(783)	253,609	13,386

Net Loss Before Discontinued Operations	(449,176)	(179,532)	783	(253,609)	(13,386)
Discontinued Operations	(8,545)	-	-	-	-

Net Income (Loss)	(457,721)	(179,532)	783	(253,609)	(13,386)

Net Loss Per Share – Basic and Diluted		(0.01)	0.00	(0.01)	(0.00)

Weighted Average Shares Outstanding (See Note 6)		29,825,000	42,180,000	32,795,000	42,180,000

(See Notes to Financial Statements)

The Pulse Beverage Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2011 $	For the Six Months Ended June 30, 2010 $
Operating Activities

Net Loss	(253,609)	(13,386)

Changes in operating assets and liabilities:
Increase in prepaid expenses	(54,621)	-
Increase in other assets	(138,055)	-
Increase (decrease) in accounts payable and accrued liabilities	45,930	(837)

Net Cash Used in Operating Activities	(400,355)	(14,223)

Investing Activities

Related party loan	(200,000)	-
Repayment of related party loan	390	-
Acquisition of property and equipment	(105,371)	-
Acquisition of intangible assets	(41,730)	-

Net Cash Used in Investing Activities	(346,711)	-

Financing Activities

Cash received in acquisition	56	-
Short-term loan proceeds	20,000	12,833
Short-term loan repayments	(85,442)	-
Proceeds from common stock issued	1,025,000	-

Net Cash Provided by Financing Activities	959,614	12,833

Increase (Decrease) in Cash	212,548	(1,390)

Cash - Beginning of Period	-	1,510

Cash - End of Period	212,548	120

Non-cash Financing and Investing Activities

Acquisition of assets for common shares and assumption of liabilities	1,785,488	-

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

(See Notes to Financial Statements)

The Pulse Beverage Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

1.	Nature of Operations and Continuance of Business

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended January 31, 2011 and notes thereto included in the Company's Form 8-K filed with the SEC on February 22, 2011. The Company follows the same accounting policies in the preparation of interim reports.

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

On February 15, 2011 (the “Closing”) the Company closed a voluntary share exchange transaction (the Share Exchange Transaction”) with The Pulse Beverage Corporation (“Pulse”) by and among the Company, Pulse and the stockholders of Pulse (the “Pulse Stockholders”). The Pulse Beverage Corporation manufactures, distributes and markets the PULSE® brand of beverages containing functional ingredients that have been shown to promote health. PULSE® beverages are unique in that they were developed by Baxter Healthcare Corporation and contain ingredients that are widely considered to be critical to adult health. Pulse owns all the formulations, rights and trademarks relating to the PULSE® brand of beverages. The Company now owns the right to use the following Side Panel Statement: “Formulation developed under license from BAXTER HEALTHCARE CORPORATION”. This right is in perpetuity and does not require any royalty payments. On Closing the Company’s former President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, agreed to surrender 26,660,000 shares of the Company’s common stock to the Company for cancellation. As a result of the Share Exchange Transaction, Pulse Stockholders received 13,280,000 shares of Darlington Mines Ltd. in exchange for 100% of the issued and outstanding common stock of Pulse representing approximately 46% of Darlington Mines Ltd. 28,800,000 issued and outstanding shares of common stock. Pulse became a wholly-owned subsidiary. In order to better reflect the Company’s business operations and to change the Company’s name, subsequent to the acquisition of Pulse, effective February 16, 2011, the Company filed Articles of Merger with the Secretary of State of Nevada and filed a Statement of Merger with the Colorado Secretary of State, in order to effectuate a parent/subsidiary merger. The merged Company’s name was changed to “The Pulse Beverage Corporation”. The Company’s stock symbol is OTCBB:PLSB.

For accounting purposes, the acquisition of Pulse was accounted for as a purchase of the assets of Pulse by the Company under the purchase method for business combinations. Consequently, the historical financial statements of the Company continue as the Company’s historical financial statements and the operations of Pulse will be included from February 15, 2011, being the date of acquisition.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues to date and will not generate revenues until the Company begins operations. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain further equity financing to fund its growth strategy and attain profitability. As at June 30, 2011, the Company had working capital of $306,179. All of these factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Pursuant to a Letter Agreement dated December 24, 2010 between the Company and Catalyst Development Inc., a company owned by our Chief of Product Development, the Company agreed to loan $200,000 to Catalyst for the purpose of Catalyst establishing a food and beverage production centre. The interest rate of the loan is 4% over 5 years, amortized over 25 years. As at June 30, 2011 the Company has funded $200,000. Monthly payments of $1,055 are due to the Company starting June 20, 2011. The loan matures on May 20, 2016 with a final payment of $174,000 due to the Company. Catalyst has the right to make additional payments on the loan principle without penalty through the term of the loan. The Company and Catalyst have discussed and agree to consider the option of converting the loan to an equity position in the Catalyst production centre pending its successful establishment. The Company has granted Catalyst the right to manufacture and market Pulse beverages in a concentrate form.

4.	Purchase of Property, Equipment and Intangible Assets

Pulse, prior to the Share Exchange Transaction, acquired all of the property and equipment, formulations, rights and trademarks associated with the Pulse® brand from Health Beverage, LLC pursuant to an Asset Purchase Agreement dated July 26, 2010 and closed January 31, 2011 with a cash payment of $245,000. On February 15, the Company acquired all of these assets from Pulse. Consideration was the assumption of net liabilities of Pulse of $167,468, the elimination of a $100,000 loan and the issuance of 13,280,000 common shares at a deemed price of $.122 per share all totaling $1,885,488. These assets have not been put into use as at June 30, 2011 and as a result no depreciation or amortization has been charged to operations. The purchase price was allocated as follows:

$
Manufacturing Equipment and Molds	670,000
Display Equipment	120,000
Automobile	125,000
Formulations, specifications and manufacturing methods	720,488
Trademarks	75,000
Rights – Side Panel Statement	125,000
Patents Pending	50,000

1,885,488

5.	Loans Payable

On January 18, 2011 the Company received a non-interest bearing unsecured demand loan of $20,000 which was repaid on March 14, 2011.

The Company assumed loans of $165,442 pursuant to the Share Exchange Transaction. A total of $65,442 was repaid in cash and $100,000 is treated as an advance against a non-brokered private placement of 166,667 units at $0.60 per unit.

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

On March 31, 2011 the Company received $100,000 as an advance against a non-brokered private placement of 166,667 Units at $0.60 per unit. Each unit will contain one common share and one-half share purchase warrant. Each whole warrant is exercisable into one common share at $0.90 per share for a period of five years. These shares have not yet been issued.

On June 15, 2011, the Company authorized the issuance of 30,000 post-split shares of its commons stock as annual compensation pursuant to an Advisory Board Agreement. The fair value of the shares on the date of grant was $32,400 and has been recorded as a prepaid expense to be amortized over a one year period.

7.	Subsequent Events

Pursuant to a Special Meeting of Shareholders of the Company held on July 29, 2011, the following resolutions were passed:

a)	to amend the Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock, par value $.001, issuable in series with rights, preferences and limitations to be determined by the Board of Directors from time to time;

b)	approval of the Company’s 2011 Equity Incentive Plan (“The 2011 Plan"). A total of 4,500,000 common shares are reserved under The 2011 Plan. The 2011 Plan authorizes the Board of Directors to grant options, restricted stock awards, performance stock awards and stock appreciation rights.

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

ACQUISITION OF THE PULSE BEVERAGE CORPORATION

On February 15, 2011 (the “Closing”) the Company closed a voluntary share exchange transaction (the “Share Exchange Transaction”) with The Pulse Beverage Corporation (“Pulse”) by and among the Company, Pulse and the stockholders of Pulse (the “Pulse Stockholders”).  At Closing, the Company’s former President, Chief Executive Officer, Chief Financial Officer, and Treasurer agreed to surrender 26,660,000 shares of the Company’s common stock to the Company for cancellation.

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

Cabana™ Lemonades by Pulse offer approximately 40% less calories than its competitors and are positioned to enter the market as the only All-Natural Lemonade brand. The fact that Pulse’s Cabana™ Lemonades contain no preservatives or artificial sweeteners means that they can be sold in health food stores such as Whole Foods, GNC Live Well, Vitamin Cottage and Sunflower. Nationally, only a handful of companies market ready-to-drink lemonades and there are only two major brands, AriZona® and Calypso®, and a few other brands, such as Country Time Lemonade, none of which contain 100% natural ingredients. Pulse’s premium lemonades will be packaged in 20 fl. oz. glass bottles and management believes the combination of superior product and packaging will readily position Pulse to successfully penetrate the market. Pulse aims to have its Cabana™ Lemonades on store shelves by September, 2011. Pulse intends to position its Cabana™ Lemonades as natural complements to food in an effort to broaden their appeal and insulate against any seasonal fall-off. Pulse has contracted its first bottling facility and aims to start production of its lemonade products in August, 2011. Pulse believes that the lemonade market is well established and that there is an immediate demand. Pulse’s Cabana™ Lemonades, being all-natural, lower calorie, and “good for you”, are in-line with its corporate mission to reach a large demographic by aiming to be the healthiest, all-natural lemonade in the marketplace.

PULSE: NUTRITION MADE SIMPLE® - Pulse offers consumers necessary nutrients in a convenient package. The nutrients in all of the Company’s PULSE® Nutripurpose™ beverages are generally considered to promote health in targeted areas. The nutritional ingredients were specifically selected in recommended serving sizes to provide and achieve targeted health benefits. These nutrients normally cannot be consumed in adequate amounts by eating food without substantially increasing calories.

RESULTS OF OPERATIONS

The discussion that follows is derived from the unaudited interim balance sheets of The Pulse Beverage Corporation as at June 30, 2011 and December 31, 2010 and the unaudited statements of operations for the three and six months ended June 30, 2011 and 2010 and the period from August 26, 2006 (date of inception) to June 30, 2011 and the cash flows for the six months ended June 30, 2011 and 2010.

Revenues

We have had no operating revenues since inception as production and sales of our Cabana™ Lemonades are planned for late August, 2011.  We plan to have revenues from our Pulse® NutriPurpose™ beverages in October, 2011

Expenses and Net Loss for the Three Months Ended June 30, 2011 and 2010

Since inception we have only incurred expenses of an administrative and financing nature and expenses associated with the launch and production of our products. During the three months ended June 30, 2011 we have incurred $180,000 of general and administrative expenses, comprised of audit and legal fees of $14,000, investor relations costs of $42,000, regulatory fees of $15,000, financing due diligence fees of $11,000, rent of $8,000 and management consulting fees of $81,000.   We incurred $4,000 of general and administration expenses in the corresponding comparative period.

Expenses and Net Loss for the Six Months Ended June 30, 2011 and 2010

During the six months ended June 30, 2011 we have incurred $254,000 of general and administrative expenses, comprised of audit and legal fees of $89,000, investor relations costs of $51,000, regulatory fees of $25,000, financing due diligence fees of $11,000, rent of $8,000 and management consulting fees of $96,000. We incurred $13,000 of general and administration expenses in the corresponding comparative period.

Liquidity and Capital Resources

During the six months ended June 30, 2011 the Company received $1,025,000 and issued, on February 28, 2011, 1,025,000 common shares pursuant to a non-brokered private placement of shares at $1.00 per share. As at June 30, 2011, the Company had cash reserves of $213,000 and working capital of $ 306,000.

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

Cash Used in Operating Activities

During the six months ended June 30, 2011 we used $400,000 which was made up of our net loss of $254,000, increase in prepaid expenses of $54,000, increase in inventory of $138,000and increase in accounts payable and accrued liabilities of 46,000. In 2010 we used $14,000 in operating activities which was made up of our net loss of $13,000 and a decrease in accounts payable of $1,000.

Cash Used in Investing Activities

During the six months ended June 30, 2011 we used $347,000 which was made up of a $200,000 loan to Catalyst Development (a related party) pursuant to a Letter Agreement, paying the balance of the purchase price of the Asset Purchase Agreement of $100,000 which was allocated to property and equipment, $5,000 spent on office equipment and $42,000 spent on the development of our website and labels. In 2010 we had no investing activities.

Cash Provided by Financing Activities

During the six months ended June 30, 2011 we received $960,000 from financing activities. We received $1,025,000 and issued, on February 28, 2011, 1,025,000 common shares pursuant to a non-brokered private placement of shares at $1.00 per share. We also received $20,000 from a short-term loan and repaid $85,000 of short-term loans. In 2010 we received $13,000 from a related party loan.

Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from operations and do not expect sales until late August, 2011.  We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

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

Off Balance-Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of June 30, 2011 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of June 30, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 31, 2011 we received $100,000 from a foreign accredited investor as an advance against a non-brokered private placement of 166,667 Units at $0.60 per Unit.  Each Unit, when issued, will contain one common share and one-half share purchase warrant.  Each whole warrant is exercisable into one common share at $0.90 per share for a period of five years. These units have not yet been issued. The Units are being sold in reliance upon Regulation S of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representations made by such investors.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.	[REMOVED AND RESERVED].

ITEM 5.	OTHER INFORMATION.

Executive Services Agreement

On June 30, 2011, we entered into an Executive Services Agreement (“Executive Agreement”) with Parley (Paddy) Sheya whereby Mr. Sheya agreed to serve as our Vice-President and National Sales Manager. The Executive Agreement is for an initial term of one year commencing on July 5, 2011 and will automatically renew unless terminated in accordance with the terms and conditions of the Executive Agreement. Pursuant to the Executive Agreement, Mr. Sheya shall be entitled to a monthly fee of $8,333 as consideration for his services. The foregoing description of the Executive Agreement is qualified in its entirety by reference to the Executive Agreement filed as Exhibit 10.1 to this Quarterly Report and incorporated herein.

Appointment of Director

On August 4, 2011, the Company’s Board of Directors (“Board”) appointed Parley (Paddy) Sheya as a member of the Company’s Board effective immediately.  It is contemplated that Mr. Sheya may serve on certain committees of the Company’s Board, but no such committee appointments have been made at this time.  Since June, 2011, Mr. Sheya has served as the Company’s Vice President and National Sales Manager.  There is no arrangement or understanding pursuant to which Mr. Sheya was appointed as a member of the Company’s Board of Directors.  Mr. Sheya has no family relationships with any other executive officers or directors of the Company, or persons nominated or chosen by the Company to become directors or executive officers.  Furthermore, the Company is not aware of any transaction requiring disclosure under Item 404(a) of Regulation S-K.

Mr. Sheya has over twenty-nine (29) years of international executive sales and distribution management experience in the beverage industry.  In addition to his current VP and National Sales Manager roles with the Company, Mr. Sheya is currently the Director of New Business and National Account Manager for Inspiration Beverage/Bing Energy Drink, where he is responsible for developing the national expansion of the Bing Energy Drink through new distribution channels, securing new product placement and creating brand awareness.  Mr. Sheya has held these positions since 2010.  From 2008 to 2009, Mr. Sheya was the General Sales Manager (Western US) for New Leaf Brands, Inc. where he was responsible for key account management, developing marketing support programs, sales and general business operations.  From 2006 to 2008, Mr. Sheya was the owner and operator of Clear Bev, LLC, a regional beverage company and brokerage.  Previously, from 1988 to 2004, Mr. Sheya served as International Vice President of Vancol Industries, based in Denver, Colorado.  At Vancol, Mr. Sheya was responsible for hiring, managing and supervising Vancol’s national and international sales force, brand development, strategic marketing and distribution for all brands carried and manufactured by Vancol, including Clearly Canadian, Orbitz, Kwencher Fruit Flavored Waters and Blue Ox Energy Drinks.

Mr. Sheya was educated at Eastern New Mexico University where he received a Bachelor of Science in Education with a Minor in Sociology.  He was awarded an Athletic Scholarship (football) and inducted into the ENMU Hall of Fame in 2005.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
2.1	Share Exchange Agreement dated February 15, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 22, 2011)
3.1	Articles of Merger dated February 17, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 22, 2011)
3.2	Articles of Incorporation of the Registrant, including all amendments to date (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on December 7, 2007)
3.3	Bylaws of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed on December 7, 2007)
10.1	Executive Services Agreement with Paddy Sheya dated June 30, 2011*
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PULSE BEVERAGE CORPORATION

Date: August 5, 2011	BY:	/s/ Robert Yates
Robert Yates, President, Chief Executive Officer
Chief Financial Officer, Chief Operating Officer,
and Treasurer (Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)