Form 10-Q
period 2011-09-30
Pulse Beverage Corp
filed 2011-11-14
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53586

THE PULSE BEVERAGE CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	36-4691531
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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

29,981,667 shares of common stock, par value $0.00001, as of November 14, 2011.

THE PULSE BEVERAGE CORPORATION
FORM 10-Q

FORWARD-LOOKING STATEMENTS

           This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of  the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 filed on May 6, 2011.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Pulse Beverage Corporation
Condensed Balance Sheets
As at September 30, 2011 (Unaudited) and December 31, 2010

	September 30, 2011 $	December 31, 2010 $
ASSETS

Current Assets

Cash	360,864	-
Prepaid expenses	49,627	-
Inventories	225,671	-
Restricted cash held for inventory deposit	100,000	-
Current portion of loan receivable (Note 3)	4,837	-

Total Current Assets	740,999	-
Loan Receivable (Note 3)	194,352	-
Property and Equipment (Note 4)	939,841	-
Intangible Assets (Note 4)	1,029,933	-

Total Assets	2,905,125	-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	230,116	25,044
Accrued liabilities	1,133	-
Loans payable (Note 5)	-	30,018

Total Current Liabilities	231,249	55,062

Contingencies (Note 1)

Stockholders’ Equity (Deficit)

Preferred Stock, 1,000,000 shares authorized, $10.00 par value, none issued (Note 7)	-	-
Common Stock, 100,000,000 shares authorized, $0.00001 par value 29,981,667 and 15,520,000 issued and outstanding, respectively (Note 6)	300	155
Additional Paid In Capital	3,320,797	101,395
Donated Capital	47,500	47,500
Deficit	(694,721)	(204,112)

Total Stockholders’ Equity (Deficit)	2,673,876	(55,062)

Total Liabilities and Stockholders’ Equity (Deficit)	2,905,125	-

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2011 $	For the Three Months Ended September 30, 2010 $	For the Nine Months Ended September 30, 2011 $	For the Nine Months Ended September 30, 2010 $

Revenue	300	-	300	-
Cost of Sales	(252)	-	(252)	-

Gross Profit	48	-	48	-
Expenses
Advisory board and director fees	38,833	-	79,583	-
Amortization and depreciation	6,564	-	6,564	-
Office, rent and telephone	26,987	310	36,902	727
Investor relations	38,570	-	89,631	-
Product development	7,699	-	8,035	-
Professional fees	35,896	4,250	125,287	12,782
Regulatory fees	6,405	827	31,484	4,014
Salaries and benefits	83,525	-	140,369	-
Travel, promotion and trade shows	11,683	-	19,462	-
Less: Other income	(2,181)	-	(39,947)	-

Total Expenses	253,981	5,387	497,370	17,523

Net Loss	(253,933)	(5,387)	(497,322)	(17,523)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.00)	(0.02)	(0.00)

Weighted Average Shares Outstanding	29,851,000	42,180,000	29,834,000	42,180,000

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30, 2011 $	For the Nine Months Ended September 30, 2010 $
Operating Activities

Net Loss	(497,322)	(17,523)
Less non-cash items
Amortization and depreciation	6,564	-
Forgiveness of debt	36,018	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(49,627)	-
Increase in inventories	(225,671)	-
Increase in restricted cash held for inventory deposit	(100,000)	-
Increase (decrease) in accounts payable and accrued liabilities	318,119	(222)

Net Cash Used in Operating Activities	(583,955)	(17,745)

Investing Activities

Related party loan	(200,000)	-
Repayment of related party loan	811	-
Acquisition of property and equipment	(126,113)	-
Acquisition of intangible assets	(64,737)	-

Net Cash Used in Investing Activities	(390,039)	-

Financing Activities

Cash received in acquisition	56	-
Short-term loan proceeds	20,000	16,233
Repayment of short-term loans	(85,442)	-
Proceeds from common stock subscribed	400,000	-
Proceeds from common stock issued	1,025,000	-
Capital raising costs	(24,756)	-

Net Cash Provided by Financing Activities	1,334,858	16,233

Increase (Decrease) in Cash	360,864	(1,512)

Cash - Beginning of Period	-	1,510

Cash - End of Period	360,864	(2)

Non-cash Financing and Investing Activities

Acquisition of assets for common shares	1,785,488	-
Subscriptions for capital stock assumed in acquisition	100,000
Short-term loans and payables assumed in acquisition	67,165
Shares issued to settle debts	100,924	-

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

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

Darlington Mines Ltd. (the “Company”) was incorporated in the State of Nevada on August 23, 2006. From August 23, 2006 to February 15, 2011 we were first, an exploration stage corporation, and recently a development stage corporation. The Board of Directors of the Company approved a 12:1 forward stock split by way of stock dividend and the Company issued a dividend of eleven shares of common stock of the Company for each share of common stock issued and outstanding as of the record date of February 4, 2011. The stock dividend increased the number of the Company’s issued and outstanding common stock to 42,180,000 from 3,515,000. The stock dividend did not affect the number of the Company’s authorized common stock, which remains at 100,000,000. On February 15, 2011 (the “Closing”) the Company closed a voluntary share exchange transaction (the “Share Exchange Transaction”) with The Pulse Beverage Corporation (“Pulse”) by and among the Company, Pulse and the stockholders of Pulse (the “Pulse Stockholders”). The Pulse Beverage Corporation manufactures, distributes and markets the PULSE® brand of beverages containing functional ingredients that have been shown to promote health. PULSE® beverages are unique in that they were developed by a major healthcare company and contain ingredients that are widely considered to be critical to adult health. Pulse owns all the formulations, rights and trademarks relating to the PULSE® brand of beverages and specifically the Company owns the right to use the following Side Panel Statement: “Formulation developed under license from BAXTER HEALTHCARE CORPORATION”. This right is in perpetuity and does not require any royalty payments. On Closing the Company’s former President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, agreed to surrender 26,660,000 shares of the Company’s common stock to the Company for cancellation. As a result of the Share Exchange Transaction, Pulse Stockholders received 13,280,000 shares of Darlington Mines Ltd. in exchange for 100% of the issued and outstanding common stock of Pulse representing approximately 46% of Darlington Mines Ltd. 28,800,000 issued and outstanding shares of common stock. Pulse became a wholly-owned subsidiary. In order to better reflect the Company’s business operations and to change the Company’s name, subsequent to the acquisition of Pulse, effective February 16, 2011, the Company filed Articles of Merger with the Secretary of State of Nevada and filed a Statement of Merger with the Colorado Secretary of State, in order to effectuate a parent/subsidiary merger. The merged Company’s name was changed to “The Pulse Beverage Corporation”. The Company’s stock symbol is OTCBB:PLSB.

For accounting purposes, the acquisition of Pulse was accounted for as a purchase of the assets of Pulse by the Company under the purchase method for business combinations. Consequently, the historical financial statements of the Company continue as the Company’s historical financial statements and the operations of Pulse will be included from February 15, 2011, being the date of acquisition.

Prior to September 22, 2011 the Company was a development stage company as it had no operating revenues. Production and sales of its Cabana™ Lemonades started on September 22, 2011. As of September 22, 2011 the Company is no longer a development stage company as its planned principal business activities have begun.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has started to generate revenues at the end of September and has recorded $44,000 of revenue for the month of October, 2011. The Company has not reached positive cash flow and as at September 30, 2011 the Company had working capital of $509,750. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain further equity financing to fund its growth strategy and attain profitability. All of these factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company received $1,025,000 and issued, on February 28, 2011, 1,025,000 common shares pursuant to a non-brokered private placement of shares at $1.00 per share. The Company also received $500,000 and a signed subscription for 1,000,000 units (each a “Unit”) at $0.50 per Unit. Each Unit, when issued, will contain one common share and one non-transferable share purchase warrant to acquire one additional share at $0.75 per share for a period of five years from the date of receipt of funds. The Company will require a cash injection of an additional $3,000,000 over the next twelve months to launch its products, including a full marketing and branding campaign, and build its distribution channels, inventory and receivables. Management believes this additional capital, the public listing, the management team and the expanded awareness of the Pulse® and Cabana™ brands will provide the Company the opportunity to be operationally cash flow positive and profitable over the next twelve months.

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

Pursuant to a Letter Agreement dated December 24, 2010 between the Company and Catalyst Development Inc., a company owned by our Chief of Product Development, the Company agreed to loan $200,000 to Catalyst for the purpose of Catalyst establishing a food and beverage production centre. The interest rate of the loan is 4% over 5 years, amortized over 25 years. As at September 30, 2011 the Company has funded $200,000. Monthly payments of $1,055 are being paid to the Company starting June 20, 2011. The loan matures on May 20, 2016 with a final payment of $174,000 due to the Company. Catalyst has the right to make additional payments on the loan principal without penalty through the term of the loan. The Company and Catalyst have discussed and agree to consider the option of converting the loan to an equity position in the Catalyst production centre pending its successful establishment. The Company has granted Catalyst the right to manufacture and market Pulse beverages in a concentrate form.

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

Property and Equipment	Asset Purchase Agreement	Acquired After February 15, 2011	Total as at September 30, 2011
	$	$	$
Manufacturing equipment and molds	670,000	-	670,000
Display equipment	120,000	-	120,000
Office equipment and computers	-	26,113	26,113
Automobile	125,000	-	125,000
Less: Depreciation	-	(1,272)	(1,272)

Total Property and Equipment	915,000	24,841	939,841

Intangible Assets	Asset Purchase Agreement	Acquired After February 15, 2011	Total as at September 30, 2011
	$	$	$
Formulations and manufacturing methods	720,488	-	720,488
Trademarks	75,000	32,826	107,826
Side panel statement rights	125,000	-	125,000
Patents	50,000	161	50,161
Website	-	31,750	31,750
Less: Amortization	-	(5,292)	(5,292)

Total Intangible Assets	970,488	59,445	1,029,933

5.	Loans Payable

The Company assumed short-term loans of $165,442 pursuant to the Share Exchange Transaction. A total of $65,442 was repaid in cash and $100,000 represented a subscription for Units (See Note 6 (g)).

On January 31, 2011 a loan of $36,018 was forgiven and a gain of $36,018 was recognized.

6.	Common Stock

a) The Board of Directors of the Company approved a 12:1 forward stock split by way of stock dividend (the “Split”), which was approved by The Financial Industry Regulatory Authority (“FINRA”) and the Company issued a dividend of eleven shares of common stock of the Company for each share of common stock issued and outstanding as of the record date of February 4, 2011. The stock dividend increased the number of the Company’s issued and outstanding common stock to 42,180,000 from 3,515,000. The stock dividend did not affect the number of the Company’s authorized common stock, which remains at 100,000,000. On February 15, 2011 the Company’s former President, Chief Executive Officer, Chief Financial Officer and Treasurer, agreed to surrender 26,660,000 shares of the Company’s common stock to the Company for cancellation.

b) On February 15, 2011, as a result of the Share Exchange Transaction, Pulse Stockholders received 13,280,000 common shares of the Company in exchange for 100% of the issued and outstanding common shares of Pulse.

c) On February 18, 2011, the Company closed a non-brokered private placement of common stock and issued, on February 28, 2011, 1,025,000 common shares to a number of foreign accredited investors at $1.00 per common share.

d) On June 15, 2011, the Company authorized the issuance of 30,000 post-split shares of its commons stock as compensation pursuant to an Advisory Board Agreement. The fair value of the shares on the date of grant was $32,400 and has been recorded as a prepaid expense to be amortized over a two year period.

e) Pursuant to a Special Meeting of Shareholders of the Company, held on July 29, 2011, the following Shareholders approved the Company’s 2011 Equity Incentive Plan (“The 2011 Plan"). A total of 4,500,000 common shares are reserved under The 2011 Plan. The 2011 Plan authorizes the Board of Directors to grant options, restricted stock awards, performance stock awards and stock appreciation rights.

f) On September 30, 2011 the Company issued 116,667 units (each a “$0.50 Unit”) to settle $58,334 of debt owing to Advisory Board members and a director. Each $0.50 Unit contained one common share and one non-transferable share purchase warrant to acquire one common share at $0.75 expiring September 15, 2016. Also, on September 15, 2011, the Company issued 40,000 common shares to settle $42,590 of debt owing pursuant to an Advisory Board Services Agreement.

g) On February 15, 2011 the Company assumed $100,000 of private placement subscription proceeds pursuant to the acquisition of the Pulse assets. Between August 29, 2011 and September 16, 2011 the Company received a further $400,000 from the same subscriber and on September 16, 2011 the Company received a signed subscription agreement for 1,000,000 (“Units”) at $0.50 per Unit. Each Unit, when issued, will contain one common share and one non-transferable share purchase warrant to acquire one additional share at $0.75 per share for a period of five years from the date of receipt of funds.

7.	Preferred Stock

Pursuant to a Special Meeting of Shareholders of the Company, held on July 29, 2011, the Shareholders resolved to amend the Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock, par value $.001, issuable in series with rights, preferences and limitations to be determined by the Board of Directors from time to time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.  This section of this report, as well as other sections, includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Forward-looking statements are based upon estimates, forecasts and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.

CORPORATE HISTORY

We were incorporated in the State of Nevada as Darlington Mines Ltd. (“Darlington”) on August 23, 2006. From August 23, 2006 to February 15, 2011 we were first, an exploration stage corporation, and recently a development stage corporation. Our Board of Directors approved a 12:1 forward stock split by way of stock dividend and we issued a dividend of eleven shares of common stock for each share of common stock issued and outstanding as of the record date of February 4, 2011. The stock dividend increased the number of our issued and outstanding common stock to 42,180,000 from 3,515,000. The stock dividend did not affect the number of our authorized common stock, which remains at 100,000,000. Prior to September 23, 2011 we were a development stage company and had no operating revenues. However, as of that date, we have begun production and sales of our Cabana™ Lemonades and are no longer a development stage company, as our planned principal business activities have begun.

ACQUISITION OF THE PULSE BEVERAGE CORPORATION

On February 15, 2011 (the “Closing Date”) we closed a voluntary share exchange transaction (the “Share Exchange Transaction”) with The Pulse Beverage Corporation (“Pulse”) by and among Darlington, Pulse and the stockholders of Pulse (the “Pulse Stockholders”).  At the Closing Date, our former President, Chief Executive Officer, Chief Financial Officer and Treasurer agreed to surrender 26,660,000 shares of common stock for cancellation.

As a result of the Share Exchange Transaction, the Pulse Stockholders received 13,280,000 shares of our common stock in exchange for 100% of the issued and outstanding common stock of Pulse representing approximately 46% of our issued and outstanding shares of common stock. Pulse became our wholly-owned subsidiary. In order to better reflect our business operations and to change our name, subsequent to the acquisition of Pulse, effective February 16, 2011, we filed Articles of Merger with the Secretary of State of Nevada and filed a Statement of Merger with the Colorado Secretary of State to effectuate a parent/subsidiary merger. Our name was changed to “The Pulse Beverage Corporation” and we were issued a new stock symbol - OTCBB:PLSB.

For accounting purposes, the acquisition of Pulse was accounted for as a purchase of the assets of Pulse by Darlington under the purchase method for business combinations. Consequently, the historical financial statements of Darlington continue as our historical financial statements and the operations of Pulse will be included from February 15, 2011, being the date of acquisition.

BUSINESS OVERVIEW OF PULSE

The Pulse Beverage Corporation, based in Denver, Colorado, was formed in 2010 for the purpose of exploiting niche markets in the beverage industry. We are a beverage company that manufactures, distributes and markets the PULSE® brand of beverages containing functional ingredients that have been shown to promote health. PULSE® beverages are unique in that they were scientifically developed by a major healthcare company to include ingredients that are widely considered to be critical to adult health. We own all the formulations, rights and trademarks relating to the PULSE® brand of beverages. We also own the right to use the following Side Panel Statement: “Formulation developed under license from BAXTER HEALTHCARE CORPORATION”. This right is in perpetuity and does not require any royalty payments. We recently started using the trademarks NutriPurpose™ and Nutripurposed™ to describe our Pulse® brand of beverages. “NutriPurpose™" is a term combining the essence of “nutrition” and “purposed functionality” and is intended to depict a food product that provides health and nutritional benefits.

Our mission is to be one of the market leaders in the development and marketing of nutritional beverage products that: (i) provide real health benefits to a significant segment of the population (ii) are endorsed by clinicians through the utilization of nutritional ingredients with clinically demonstrated benefits for targeted areas of health and wellness and (iii) are convenient, simple and appealing to consumers.

Although we have acquired or developed several products, we will continue to acquire products that complement or extend our current product mix. We intend to conduct a study of the companies occupying the highly fragmented beverage industry, many of which are undercapitalized. Management believes that one or two strategic product acquisitions would shorten Pulse’s maturation cycle, allowing it to reach critical mass sooner than only developing additional products in-house.

We outsource many of our operating activities such as manufacturing, sales and distribution. Management believes we will need fewer than fifteen full-time employees.

PRODUCT MIX

PULSE® NUTRIPURPOSE™ BRAND

The PULSE® NutriPurpose™ brand of beverages is formulated and aimed at providing functional ingredients to specific health platforms.

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

Pulse® - Women’s Health Formula™ is a convenient nutritional beverage designed specifically for women. Our ability to be active and healthy is directly affected by the strength of our bodies. Pulse contains meaningful levels of the key ingredients that work in concert to enhance bone health – calcium, magnesium and Vitamin D. Additionally, these ingredients coupled with folic acid and other B vitamins, may help women prepare for pregnancy while soy isoflavones may help buffer symptoms of menopause.

Launch of Pulse® NutriPurpose™ Brand

We intend to launch our Pulse® NutriPurpose™ beverages during the first quarter 2012. Pre-marketing with distributors is being done along with marketing our Cabana™ 100% Natural Lemonades. Our strategy is that after we deliver a successful lemonade product to the distribution system, it would be easier to introduce a functional beverage product through the established distribution system because such functional NutriPurpose™ products require more education of the beverage consumer as to the benefits of our functional products. With the existing distribution system being comfortable with the successful launch of the lemonade product, the more complex functional beverage product can then be “red carpeted” into our established beverage distribution system.

Mr. Ron Kendrick, our Chief of Product Development and Operations, and his team are presently completing the formulation of the PULSE® NutriPurpose™ line of beverages to lower the calories and to align the product with the hot-fill process when bottling. The hot-fill process of production allows the product to have all natural ingredients without the use of preservatives.

CABANA™ LEMONADES BY PULSEe®

Cabana™ Lemonades are a line-up of refreshing, all-natural, “good-for-you”, ready-to-drink lemonades in five distinct and great tasting flavors, offering significantly reduced calories without the use of artificial sweeteners or coloring. Cabana™ Lemonades offers approximately 40% less calories than our competitors and is positioned to enter the market as the only All-Natural Lemonade brand.

Competitive Advantages of Cabana™ 100% Natural Lemonades

Nationally, only a handful of companies market ready-to-drink lemonades and there are only two major brands, AriZona® and Calypso®, and a few other brands, such as Country Time Lemonade, none of which contain 100% natural ingredients. Cabana™ 100% Natural Lemonades have competitive advantages over existing lemonade brands in the market place:

  they have 55 calories per 8 oz. serving compared to 120 calories in the Calypso® product;

  they have 100% all natural ingredients and the fact that our Cabana™ 100% Natural Lemonades contain no preservatives or artificial sweeteners means that they can be sold in health food stores such as Whole Foods, GNC Live Well, Vitamin Cottage and Sunflower;
  they are known to be great tasting and refreshing with superior graphics and packaging that offer a great value in a 20oz glass bottle.

Launch of Cabana™ 100% Natural Lemonades

We launched our Cabana™ 100% Natural Lemonades in September, 2011 after making the decision, in March, 2011, to launch ahead of our PULSE® NutriPurpose™ beverages for the following reasons:

  There was a real opportunity in the lemonade beverage category due to few competitors. The leader in the category is growing at a rate of 51% over the previous year;
  Lemonades are no longer considered to be a seasonal beverage and there was no competitor that had a 100% All Natural ingredient product;
  Messaging needed to market our Cabana™ 100% Natural Lemonades is rather simple “Everyone knows what a lemonade is”;
  Through management’s years of establishing strong distributor contacts, allowed us to quickly set up the distribution system for our Cabana™ 100% Natural Lemonades with large and well known successful distributors so that the PULSE® NutriPurpose™ beverages could be “red carpeted” into the already established distribution network. The all natural, great tasting, lower calorie CABANA™ Lemonades were a relatively “easy sell” to distributors as there was very little competition and no education process relating to the health benefits of the product that exist with the PULSE® NutriPurpose™ beverages;
  We felt that the most efficient way to build up an extensive and reliable distribution system, was to introduce a product that appealed to a wide variety of demographics and didn’t require a great deal of consumer communication.

Positioning, Production and Distribution of Cabana™ 100% Natural Lemonades

We are positioning our Cabana™ 100% Natural Lemonades as natural complements to food in an effort to broaden their appeal. We believe that the lemonade market is well established and that there is an immediate demand in North America and internationally.  Our Cabana™ 100% Natural Lemonades, being all-natural, lower calorie, and “good for you”, are in-line with our corporate mission to reach a large demographic by aiming to be the healthiest, all-natural lemonade in the marketplace.

We have entered into numerous distribution agreements for distribution across Canada and the Western United States which are serviced through our Portland co-packing facility. Each of these distributors has picked up their first shipment and over $44,000 of revenue has been recorded in the month of October, 2011. Product is on the shelves in over a dozen cities throughout the Western USA. We produced over 6,000 cases on September 23, 2011 and, after selling out of our first production run, we have produced a further 15,000 cases to meet the growing number of sales orders. We have enough sales orders and raw materials on hand to produce an additional 27,000 cases by early December, 2011. We have paid for an additional 50,000 cases of bottles which will arrive in December, 2011. By the time the glass arrives in December, it is estimated that sales orders from distributors will have been received for the next 48,000 cases of Cabana™ 100% Natural Lemonades.

Our sales team has polled retail stores where our Cabana™ 100% Natural Lemonades are presently selling and the feedback is that they are selling very well with no advertising of any kind.

In early October our senior executives attended the Chicago National Association of Convenience Stores “NACS” Show. This is a very large beverage show where industry executives attend from all over the world as well as US and Canada. Our Cabana™ 100% Natural Lemonades were featured at this show and product acceptance was exceptional. Our presentation center was one of the busiest at the show and consumers preferred the taste and packaging of our Cabana™ 100% Natural Lemonades over the present lemonade leader in the category, Calypso.

Future Expansion

We are negotiating co-packing contracts in New Orleans, LA which will serve the South and Southeast USA and in Pittsburgh, PA which will serve the Eastern USA. We have our first distributor contract for New Jersey and are in negotiation with eleven new major distributors. We are also dealing with several International inquiries relating to the distribution of our beverage products from the Philippines, Korea, Mexico, Grand Cayman, Brazil, Argentina and Bahamas.

RESULTS OF OPERATIONS

The discussion that follows is derived from our unaudited interim balance sheets as of September 30, 2011 and December 31, 2010 and the unaudited statements of operations for the three and nine months ended September 30, 2011 (‘2011”) and 2010 (“2010”) and the unaudited statements of cash flows for the nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30, 2011 $	For the Three Months Ended September 30, 2010 $	For the Nine Months Ended September 30, 2011 $	For the Nine Months Ended September 30, 2010 $

Revenue	300	-	300	-
Cost of Sales	(252)	-	(252)	-

Gross Profit	48	-	48	-
Expenses
Advisory board and director fees	38,833	-	79,583	-
Amortization and depreciation	6,564	-	6,564	-
Office, rent and telephone	26,987	310	36,902	727
Investor relations	38,570	-	89,631	-
Product development	7,699	-	8,035	-
Professional fees	35,896	4,250	125,287	12,782
Regulatory fees	6,405	827	31,484	4,014
Salaries and benefits	83,525	-	140,369	-
Travel, promotion and trade shows	11,683	-	19,462	-
Less: Other income	(2,181)	-	(39,947)	-

Total Expenses	253,981	5,387	497,370	17,523

Net Loss	(253,933)	(5,387)	(497,322)	(17,523)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.00)	(0.02)	(0.00)

Weighted Average Shares Outstanding	29,851,000	42,180,000	29,834,000	42,180,000

Revenues and Cost of Sales

Prior to September 23, 2011 we were a development stage company as we had no operating revenues. Production and sales of our Cabana™ Lemonades started on September 23, 2011 and, as principal business activities have begun, we are no longer a development stage company. We plan to have revenues from our Pulse® NutriPurpose™ beverages during quarter one of 2012. We produced 6,163 cases on September 23, 2011 and sold 30 cases ($300 in revenue) on or before September 30, 2011. Subsequent to our quarter ended September 30, 2011, during October 2011, we shipped an additional 4,000 cases and recorded revenue of $44,000. We will be producing another 20,000 cases in early November and the balance of 20,000 cases in early December; we expect that all of these cases will be shipped this year. We had enough raw materials on hand as of September 30, 2011 to produce the 40,000 cases and have ordered and paid for enough bottles to produce an additional 50,000 cases. We expect gross profits to normalize at 30% after the second production run.

Operating Expenses for the Three Months and Nine Months Ended September 30, 2011 and 2010

During the three months ended September 30, 2011, we have incurred $254,000 of operating expenses comprised of the following: salaries and benefits of $84,000; advisory and director fees of $39,000; professional fees (audit and legal) of $36,000; investor relations costs of $39,000; office, rent and telephone of $27,000; travel, promotion and trade shows of $12,000; product development (including sample preparation) of $8,000 and regulatory fees of $6,000. We incurred $5,000 of professional and regulatory fees during the corresponding comparative period.  This increase in operating expenses for 2011 is primarily due to our acquisition of Pulse and the accompanying change in the operations of our business.

During the nine months ended September 30, 2011, we have incurred $537,000 of operating expenses (before deducting $40,000 of other income) which is comprised of the following: salaries and benefits of $140,000, advisory and director fees of $80,000, professional fees (audit and legal) of $125,000, investor relations costs of $90,000, office, rent and telephone of $37,000, travel, promotion and trade shows of $19,000, product development (including sample preparation) of $8,000 and regulatory fees of $31,000. We incurred $18,000 of professional and regulatory fees during the corresponding comparative period.  This increase in operating expenses for 2011 is also primarily due to our acquisition of Pulse and the accompanying change in the operations of our business.

Net Loss for the Three Months and Nine Months Ended September 30, 2011 and 2010

During the three months ended September 30, 2011, we have incurred a net loss of $254,000 (2010 - $5,000) made up entirely of operating expenses, and a net of a very small gross profit. Operating costs of $300,000 are expected for quarter four of 2011 less approximately $100,000 of gross profit for a net loss of $200,000.   Our net loss over this period has increased from 2010 primarily due to our acquisition of Pulse and the accompanying change in the operations of our business.

During the nine months ended September 30, 2011, we have incurred a net loss of $497,000 (2010 - $18,000) made up entirely of operating expenses, net of a very small gross profit and forgiveness of debt of $40,000.  Our net loss over this period has increased from 2010 primarily due to our acquisition of Pulse and the accompanying change in the operations of our business.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During 2011 we increased our cash position by $361,000 to $361,000 as of September 30, 2011. We received $1,025,000 and issued, on February 28, 2011, 1,025,000 common shares pursuant to a non-brokered private placement of shares at $1.00 per share. We also received $400,000 of subscription proceeds pursuant to a $0.50 per unit private placement; these units have not been issued. As at September 30, 2011, we had cash and working capital of $500,000 which included cash of $361,000, restricted cash held for bottle deposit of $100,000, prepaid expenses of $50,000, inventories of $226,000 including finished goods inventories of $52,000 offset by accounts payable of $230,000 and accrued liabilities of $1,000.

We will require a cash injection of an additional $3,000,000 over the next twelve months to launch our products, including a full marketing and branding campaign, and build our inventory and receivables. Management believes this additional capital, the public listing, the management team and the expanded awareness of the Pulse® brand will provide us the opportunity to be operationally cash flow positive and profitable over the next twelve months.

Cash Used in Operating Activities

During the nine-month period ended September 30, 2011, we used $584,000 in operating activities. This was made up of our net loss of $497,000, increase in prepaid expenses of $50,000, increase in inventories of $226,000, increase in restricted cash held for inventory deposit of $100,000 offset by (partially funded by) an increase in accounts payable and accrued liabilities of $318,000. During the comparable period of 2010, we used $18,000 in operating activities which was made up of our net loss of $18,000.  This increase in cash used in operating activities is primarily due to our acquisition of Pulse and the accompanying change in the operations of our business.

Cash Used in Investing Activities

During the nine-month period ended September 30, 2011, we used $390,000 in investing activities. This was made up of the following: a $200,000 loan to Catalyst Development (a related party) pursuant to a Letter Agreement; paying the balance of the purchase price of the Asset Purchase Agreement of $100,000 which was allocated to property and equipment; $26,000 spent on office and computer equipment and $65,000 spent on the development of our website, labels and trade-marking. During the comparable period of 2010, we had no investing activities.  Our increase in cash used in investment activities is primarily due to our acquisition of Pulse and the accompanying change in the operations of our business.

Cash Provided by Financing Activities

During the nine-month period ended September 30, 2011, we received $1,025,000 in cash and issued, on February 28, 2011, 1,025,000 common shares pursuant to a non-brokered private placement of shares at $1.00 per share. We also received $400,000 of subscription proceeds pursuant to a $0.50 per unit private placement; these Units have not been issued. We incurred capital raising costs of $25,000. We also received $20,000 from a short-term loan and repaid $85,000 of short-term loans. During the comparable period of 2010, we received $16,000 from a related party loan.

Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have not generated significant revenues and have incurred start-up losses to date.  We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources. Our continuation as a going concern is dependent upon our ability to obtain necessary equity financing to fund our growth strategy, and attain profitability. We will require a cash injection of an additional $3,000,000 over the next twelve months to launch our products, including a full marketing and branding campaign, and build our inventory and receivables. Management believes this additional capital, the public listing, the management team and the expanded awareness of the Pulse® brand will provide us the opportunity to be operationally cash flow positive and profitable over the next twelve months.

We have no assurance that future financing will be available to us, or if available, on terms acceptable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Additional equity financing could result in additional dilution to our existing shareholders.

OFF BALANCE-SHEET ARRANGEMENTS

As of September 30, 2011, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of September 30, 2011 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of September 30, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis. These material weaknesses include the following:

1. We have limited segregation of duties which is not consistent with good internal control procedures.

2. We do not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal controls.

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

Management believes that the material weaknesses set forth above did not have an effect on our financial results.  We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes once we have adequate funds to do so, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources and personnel to potentially mitigate these material weaknesses.

Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS.

None.

ITEM 1A.                RISK FACTORS.

Not applicable.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 15, 2011, we issued 116,667 units (each a “$0.50 Unit”) to settle $58,334 of debt owing to Advisory Board members and a director. Each $0.50 Unit contained one common share and one non-transferable share purchase warrant to acquire one common share at $0.75 expiring September 15, 2013. Also on September 15, 2011, we issued 40,000 restricted common shares to settle $42,590 of debt owing pursuant to an Advisory Board Services Agreement. The common shares were issued in reliance upon Rule 506 of Regulation D and/or Regulation S of the Securities Act and comparable exemptions for issuances to “accredited” investors under state securities laws.

On February 15, 2011, we assumed $100,000 of private placement subscription proceeds pursuant to the acquisition of the Pulse assets. Between August 29, 2011 and September 16, 2011, we received a further $400,000 from the same subscriber, and on September 16, 2011, we received a signed $0.50 Unit Private Placement Subscription Agreement for 1,000,000 $0.50 Units. We have not issued the $0.50 Units to such subscriber.  Each $0.50 Unit, when issued, will contain one common share and one non-transferable share purchase warrant to acquire one additional share at $0.75 per share for a period of five years expiring September 16, 2016. The common shares will be issued in reliance upon Regulation S of the Securities Act to a foreign investor who is also an “accredited investor,” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representations made by the investor.

ITEM 3.                  DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.                  [REMOVED AND RESERVED].

ITEM 5.                  OTHER INFORMATION.

None.

ITEM 6.                  EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
3.1(a)	Articles of Incorporation (Incorporated by reference to our Form SB-2 filed on December 7, 2007)
3.1(b)	Articles of Merger to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on February 22, 2011)
3.1(c)	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on August 17, 2011)
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002
99.1	The Pulse Beverage Corporation 2011 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on August 4, 2011).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PULSE BEVERAGE CORPORATION

Date: November 14, 2011	BY:	/s/ Robert Yates
Robert Yates, President, Chief Executive Officer
Chief Financial Officer, Chief Operating Officer,
and Treasurer (Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)