Form 10-K
period 2011-12-31
Pulse Beverage Corp
filed 2012-03-16
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

 [  ]  TRANSITION REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-53586

THE PULSE BEVERAGE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	36-4691531
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12195 Mariposa Street, Westminster, Colorado 80234
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (720) 382-5476

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [  ]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes  [  ]   No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [  ]   No  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [X]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]   No  [X]

As of the last business day of the second fiscal quarter, June 30, 2011, the aggregate market value of such common stock held by non-affiliates was approximately $34,158,471 using the closing price on that day of $1.25.

As of March 16, 2012, there were 33,522,887 shares of the Company’s common stock issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “Pulse,” “ and the “Company” are to The Pulse Beverage Corporation, a Nevada Corporation doing business in Colorado.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K (“Report”) contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to potential strategic transactions, distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, cash flows and financing, our ability to continue as a going concern, statements regarding future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well the results expressed in, anticipated or implied by these forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

  Our ability to successfully execute on our 2012 operating plan;
  Our ability to establish and maintain distribution arrangements with independent distributors, retailers, brokers and national retail accounts, most of whom sell and distribute competing products, and whom we rely upon to employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, on which our business plan and future growth are dependent in part;
  Our ability to successfully launch our Pulse® NutriPurpose beverage or our failure to achieve case sale goals with respect to our recently launched Cabana™ 100% Natural Lemonade ;
  Our ability to secure additional financing or to generate sufficient cash flow from operations;
  Our ability to use the net proceeds from future financings to improve our financial condition or market value;
  Dilutive and other adverse effects on our existing shareholders and our stock price arising from future securities issuances;
  Our ability to manage our inventory levels and to predict the timing and amount of our sales;
  Our reliance on third-party contract manufacturers of our products, which could make management of our marketing and distribution efforts inefficient or unprofitable;
  Our ability to secure a continuous supply and availability of raw materials, as well as other factors affecting our supply chain;
  Rising raw material, fuel and freight costs as well as freight capacity issues may have an adverse impact on our results of operations;
  Our ability to source our flavors on acceptable terms from our key flavor suppliers;
  Our ability to maintain brand image and product quality and the risk that we may suffer other product issues such as product recalls;
  Our ability to attract and retain key personnel, which would directly affect our efficiency and results of operations;
  Our ability to protect our trademarks and trade secrets, which may prevent us from successfully marketing our products and competing effectively;
  Litigation or legal proceedings, which could expose us to significant liabilities and damage our reputation;
  Our ability to build and sustain proper information technology infrastructure;
  Our ability to create and maintain brand name recognition and acceptance of our products, which are critical to our success in our competitive, brand-conscious industry;
  Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry;
  Our ability to comply with the many regulations to which our business is subject.

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors” Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Form 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC’s website at http://www.sec.gov. We also make available on or through our website at www.pulsebeverage.com certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (SEC) in accordance with the Securities Exchange Act of 1934, as amended (Exchange Act).

REFERENCES

As used in this annual report: (i) the terms “we”, “us”, “our”, “Pulse” and the “Company” mean The Pulse Beverage Corporation; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States  Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

THE PULSE BEVERAGE CORPORATION

ANNUAL REPORT ON FORM 10K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1. BUSINESS

Corporate History

We were incorporated in Nevada as Darlington Mines Ltd. (“Darlington”) on August 23, 2006. From August 23, 2006 to February 15, 2011 we were first, an exploration stage company, and recently, up until September 23, 2011, a development stage company. Prior to September 23, 2011 we were a development stage company and had no operating revenues. However, as of September 23, 2011, we began production and sales and are no longer a development stage company, as our planned principal business activities have begun.

Our Board of Directors approved a 12:1 forward stock split and we issued eleven shares of common stock for each share of outstanding common stock as of February 4, 2011. The forward split increased the number of our issued and outstanding common stock to 42,180,000 from 3,515,000 and did not affect the number of our authorized common stock, which remains at 100,000,000.

On February 15, 2011 (the “Closing Date”) we closed a voluntary share exchange transaction (the “Share Exchange Transaction”) with The Pulse Beverage Corporation (“Pulse”) by and among Darlington, Pulse and the stockholders of Pulse (the “Pulse Stockholders”). At the Closing Date, our former President, Chief Executive Officer, Chief Financial Officer and Treasurer agreed to surrender 26,660,000 shares of common stock for cancellation. As a result of the Share Exchange Transaction, the Pulse Stockholders received 13,280,000 shares of our common stock in exchange for 100% of the issued and outstanding shares of Pulse representing approximately 46% of our outstanding shares of common stock. In order to better reflect our business operations and to change our name, subsequent to the acquisition of Pulse, effective February 16, 2011, we changed our name to “The Pulse Beverage Corporation” and we were issued a new stock symbol - OTCBB:PLSB. For accounting purposes, the acquisition of Pulse was accounted for as a purchase of the assets of Pulse by Darlington under the purchase method for business combinations. Consequently, the historical financial statements of Darlington continue as our historical financial statements and the operations of Pulse have been included from February 15, 2011, being the date of acquisition.

Overview

Pulse was formed in 2010 by senior beverage industry veterans for the purpose of exploiting niche markets in the beverage industry. Our Pulse® brand of beverages contain functional ingredients that have been shown to promote health. Pulse® beverages are unique in that they were scientifically developed and contain effective ingredients that are widely considered to be critical to adult health using liposome nanotechnology that introduces the ingredients into the beverage in a format that allows the body to absorb the nutrients. We own all the formulations, rights and trademarks relating to the Pulse® brand of beverages and specifically we own the right to use the following Side Panel Statement: “Formulation developed under license from BAXTER HEALTHCARE CORPORATION”. This right is in perpetuity without royalties.

We have developed the trademarks NutriPurpose™ and Nutripurposed™ to describe our Pulse® brand of beverages. “NutriPurpose™" is a term combining the essence of “nutrition” and “purposed functionality” and is intended to depict a food product that provides health and nutritional benefits.

Our mission is to be one of the market leaders in the development and marketing of nutritional/functional beverage products that provide real health benefits to a significant segment of the population and are convenient and appealing to consumers.

We have an experienced management team of beverage industry executives, further discussed in this Report under Item 10, that have successfully launched and/or managed the distribution for more than twenty-five major brands over the past twenty years. They have strong relationships with distributors and buyers who supply thousands of retail outlets, supermarkets and convenience stores.

Our initial products consist of Pulse® Heart Health Formula™, Pulse® Women’s Health Formula™, Pulse® Men’s Health Formula™; and Cabana™ 100% Natural Lemonades. We presently manufacture, through co-packers, distribute and market Cabana 100% Natural Lemonade. We launched our Cabana™ 100% Natural Lemonades ahead of our Pulse® NutriPurpose™ beverages to establish our distribution network with an easily understood Lemonade product and then launch our flagship Pulse® NutriPurpose™ brand through the established distribution network.

Segment Information

We have one operating segment with operations primarily in the United States and Canada.

Products

Our products are targeted at the non-carbonated lemonade segment and the nutritional/functional “nutraceutical” beverage segment. Non-carbonated beverages divide into a number of categories including energy and sports drinks, teas, juices, lemonades, bottled water, and nutraceuticals. These beverage categories include a host of products that are fortified with vitamins, minerals and dietary supplements.

To ensure that the flavor profiles of our products are satisfying and meet the needs of consumers’ health and life-style, we have contracted the services of Catalyst Development Inc. (“Catalyst”), a highly respected product development firm located in Burnaby, BC, Canada. Catalyst developed the formulations for our Pulse™ brand of beverages, under license, for Baxter Healthcare Corporation. Its owner, Ron Kendrick, is our Chief of Product Development and Operations and oversees quality assurance.

Pulse® NutriPurpose™

Our Pulse® NutriPurpose™ brand of beverages is not an emerging growth brand; it is 2 to 3 years ahead in development as significant development and test marketing costs were spent by a major healthcare company. Our Pulse® NutriPurpose™ brand is formulated and aimed at specific health platforms, providing all natural functional ingredients in a low calorie format (less than 55 calories per 8oz. serving). “NutriPurpose™" and “NutriPurposed™ are trademarked terms combining the essence of “nutrition” and “purposed functionality” and depicts a food product that provides health and nutritional benefits. ”Pulse: Nutrition Made Simple®” is a registered trademark. We offer consumers the nutrients they need in a convenient package. The nutrients in all Pulse® Nutripurpose™ beverages are backed by solid research and are scientifically demonstrated to promote health in targeted areas. The nutritional ingredients were specifically selected to provide the nutrition necessary to achieve targeted health benefits. These nutrients normally cannot be consumed in adequate amounts by eating food without substantially increasing calories.

Our Pulse® NutriPurpose™ brand of beverages may be the only niche beverage line that has sufficient dosages of active functional ingredients to help maintain health. The Pulse® NutriPurpose™ brand product line-up is presently comprised of three nutritional beverages in three functional health platforms:

  Pulse® - Heart Health Formula™ contains safe and effective levels of a number of important heart and health friendly nutrients in a great tasting beverage. It has vitamin C and selenium, both of which are considered important nutrients to help maintain heart health. Pulse® Heart Health Formula™ is an excellent source of dietary fiber which may help maintain healthy cholesterol levels.
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
  Pulse® - Women’s Health Formula™ is a convenient nutritional beverage designed specifically for women. Our ability to be active and healthy is directly affected by the strength of our bodies. Pulse® Women’s Health Formula™ contains meaningful levels of the key ingredients that work in concert to enhance bone health – calcium, magnesium and Vitamin D. Additionally, these ingredients coupled with folic acid and other B vitamins, may help women prepare for pregnancy while soy isoflavones may help buffer symptoms of menopause.

Target Market

Our targeted demographics are 30+ adults who want to feel 30+ for the rest of their lives. Our Pulse® brand mission and concept is supported by a growing consumer link between nutrition and wellness and the ever growing need for convenient solutions. This fact ensures that the product line does not just attract the huge "baby boomer" category but includes all consumers who want health conscious beverages. Our goal is to create a new product category that is focused on providing true and meaningful health and wellness benefits in a convenient and good tasting format. Wise nutritional decisions make for better health. Better health makes for a better quality of longer life. The consumer recognizes this and in growing numbers is choosing health – from the kitchen cabinet instead of the medicine cabinet.

Market Environment

  Societal shift away from carbonated beverages - our Pulse® NutriPurpose™ brand is supported by a growing consumer link between nutrition and wellness in convenient solutions.
  Emergence of new product categories - energy and sports drinks, teas, juices, flavored waters, functionals and lemonades.
  Aging population – influencing the food and beverage industry and affecting everything from packaging and taste profiles to calories and contents.

Competitive Landscape

  Glaceau Vitamin Water® - Numerous beverages/flavors, zero calories, mostly trace amounts of vitamins and elements.
  SoBe Lifewater® - Numerous beverages/flavors, varying calories, mostly trace amounts of vitamins and elements.
  Function® Drinks - Three beverages/seven flavors, emphasis on detox/weight loss/energy, various antioxidants.
  Neuro® - Eight beverages/formulations/flavors, lightly carbonated, proprietary blends and vitamins.

Competitive Differentiators

  Proprietary formulations, scientifically effective in the recommended serving sizes as part of a daily health regimen;
  Pulse® formulas include functional ingredients that are widely considered to be critical to adult health including anti-oxidants, vitamins, minerals, soluble fiber and soy isoflavones;
  Liposome nanotechnology that introduces the ingredients into the beverage in a format that allows the body to absorb the nutrients.

Product Launch

We intend to launch our Pulse® NutriPurpose™ brand of beverages during the second quarter 2012. Pre-marketing with distributors is being done as we develop our distribution system with our initial product, Cabana™ 100% Natural Lemonades. Our strategy is to launch Pulse® NutriPurpose™ after we have established a distribution system with Cabana™. Our efforts with the launch of Pulse® would not be in establishing a distribution system but rather educating the beverage consumer as to the benefits of our functional products. With the existing distribution system being comfortable with the successful launch of the lemonade product, the more complex functional beverage product can then be launched less expensively into our established beverage distribution system. Mr. Ron Kendrick, our Chief of Product Development and Operations, and his team are presently completing the re-formulation of the Pulse® NutriPurpose™ line of beverages to be an all-natural, lower calorie functional beverage and to align the product with the hot-fill process when bottling. This process is estimated to be complete by March 31, 2012. The hot-fill process of production allows the product to have all natural ingredients without the use of preservatives.

Cabana™ 100% Natural Lemonade

Cabana™ 100% Natural Lemonades are a line-up of refreshing, all-natural, “good-for-you”, ready-to-drink lemonades in five distinct and great tasting flavors, offering significantly reduced calories without the use of artificial sweeteners or coloring. Our Cabana™ 100% Natural Lemonade offers approximately 40% less calories than our competitors and is one of two all-natural lemonades in the marketplace.

Competive Landscape

  Simply Lemonade® - One flavor in a 13.5oz plastic bottle using natural lemon juice and high in calories;
  Calypso® – distributed in 30% of the US market in a 20oz. glass bottle in five flavors. It is high in calories with artificial coloring;
  Arizona® Iced Tea – a lemonade/tea known as “Arnold Palmer” in a 24oz can;
  Country Time Lemonade® - One flavor in a 12oz can, high in calories;
  Hubert’s Lemonade® – all natural lemonade in a 16oz glass bottle.

Competitive Differentiators

Nationally, only a handful of companies market ready-to-drink lemonades and there are only two major brands, AriZona® and Calypso® neither of which contain 100% natural ingredients. Cabana™ 100% Natural Lemonades have competitive advantages over existing lemonade brands in the market place:

  they have 55 calories per 8oz. serving compared to 120 calories in the Calypso® product;
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

Product Launch

We launched our Cabana™ 100% Natural Lemonades ahead of our Pulse® NutriPurpose™ beverages for the following reasons:

  there was a real opportunity in the lemonade beverage category due to few competitors. The leader in the category is growing at a rate of 51% over the previous year;
  lemonades are no longer considered to be a seasonal beverage and there was only one competitor that had a 100% all natural ingredient product;
  messaging needed to market our Cabana™ 100% Natural Lemonades is rather simple “Everyone knows what a lemonade is”;
  through management’s years of establishing strong distributor contacts, allowed us to quickly set up the distribution system for our Cabana™ 100% Natural Lemonades with large and well known successful distributors so that the Pulse® NutriPurpose™ beverages could be launched inexpensively into the already established distribution network;
  We determined that the most efficient way to build up an extensive and reliable distribution system was to introduce a product that appealed to a wide variety of demographics and didn’t require a great deal of consumer communication.

Product Positioning

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

Keys to Our Success

The keys to our success in building our brands are to obtain necessary financing to rapidly build our distribution network, inventory and receivables and our ability to continue development of our distribution network. Our management team has the contacts to rapidly build such a distribution network. We have distribution for our Cabana™ 100% Natural Lemonades in Canada, Panama and over 20 US states with pending distribution in 10 more US states and internationally.

Industry Background

Non-alcoholic beverages are among the most widely distributed food products in the world and are being sold through more than 400,000 retailers in the United States, our core market. The United States has more than 2,600 beverage companies and 500 bottlers of beverage products. Collectively they account for more than $100 billion in annual sales. It is estimated that globally more than $300 billion worth of non-alcoholic beverages are sold annually. The beverage market is controlled by two giants, The Coca-Cola Company (“Coke”) and PepsiCo, combining for over 70% of the non-alcoholic beverage market. Carbonated beverage sales are slipping, while non-carbonated beverage sales are growing. Experts predict that beverage companies that only offer carbonated beverages will have to work hard to off-set flagging demand. Industry watchers believe that growth will be largely confined to non-carbonated beverages and will chiefly affect functional drinks. Functional, sports and energy drinks are expected to be the principal beneficiaries of this trend.

Industry watchers are particularly confident about the prospect for drinks that are functional and that offer therapeutic benefit and as such capitalize on the public’s growing interest in products that promise to improve health. Although we will face competition in our bid for market share, we believe, based on market research that our products, strong packaging, unique formulations and promotions will induce early trial and in the course of two years build a widespread and loyal following. We also believe that our products will have strong appeal in Europe and the Pacific Rim, in particular, China, a country with which we have long standing relationships. Key drivers of the Chinese beverage market include rising inflows of foreign direct investment, growing levels of consumer spending power, an increasingly health conscious consuming public and the

Chinese government’s market-focused economic policy.  We believe our products will be accepted in China because of China’s growing desire for healthy products and its growing middle class and its interest in brands that come from North America.

Market Segments

Non-carbonated beverages divide themselves into a number of categories including: nutraceuticals, energy drinks, sports drinks, teas, juices, lemonades, bottled water and milk and include a host of products that are fortified with vitamins, minerals and dietary supplements. Our product mix is calculated to exploit niches that have been identified in elected categories, niches that are either unoccupied or have yet to attract significant attention such as all-natural, low calorie lemonades and neutraceuticals. Nutraceuticals, according to just-drinks.com, is a category growing at the rate of 10% per annum. Our Pulse® NutriPurpose™ brand falls squarely within this category. Forecasters believe that this growth trend will continue. Currently, Japan is the largest consumer of nutraceuticals, with 2010 sales over $9 billion. However, the growing popularity of the nutraceutical category in the United States has caused some experts to predict it will overtake Japan in 2014. Although the category is experiencing good growth, no clear-cut winner has emerged. The neutraceutical category is filled with smaller companies marketing unproven products. The Ready-to-Drink Lemonade category, according to just-drinks.com, 2008 sales, in this category, was approximately $360 million.

Distribution Systems

Our distribution systems are comprised of the following types of distributors:

Direct Store Delivery (“DSD”)

DSDs primarily distribute beverages, chips, snacks and milk and provide pre-sales, delivery and merchandising services to their customers. Service levels are daily and weekly and they require 25% to 30% gross profit from sales to their customers. As of the date of this Report, we maintain a network of approximately 26 distributors in over 20 states in America, nine provinces in Canada and Panama. We grant these independent distributors the exclusive right in defined territories to distribute finished cases of one or more of our products through written agreements. These agreements typically include compensation to those distributors in the event we provide product directly to one of our regional retailers located in the distributor’s region. We are also obligated to pay termination fees for cancellations of most of these written distributor agreements, which have terms generally ranging from one to three years. We have chosen, and will continue to choose, our distributors based on their perceived ability to build our brand franchise in convenience stores and grocery stores.

We do not have any DSD distributors who account for more than 10% of sales.

Direct to Retail Channel (“DTR”)

We have large retail convenience store (“C-store”) and grocery store customers where we ship direct to a retailers warehousing system. Retailers must have warehousing and delivery capabilities. Services to retailer are provided by an assigned broker, approved by us, to oversee all needs which provide some pre-sale and merchandising services. Our direct to retail channel of distribution is an important part of our strategy to target large national or regional restaurant chains, retail accounts, including mass merchandisers and premier food-service businesses. Through these programs, we negotiate directly with the retailer to carry our products, and the account is serviced through the retailer’s appointed distribution system. As of the date of this Report we have obtained listings and orders for Cabana™ 100% Natural Lemonade with certain key retail grocery, convenience and mass merchandiser accounts, including, as of the date of this Report, Toot’n Totum and Hy-Vee Food Stores. These arrangements are terminable at any time by these retailers or us, and contain no minimum purchase commitments.

We do not have any DTR distributors who account for more than 10% of sales.

Sales and Marketing Strategy

We use a mix of industry standard sales and marketing strategies. We plan to capitalize on mounting concern with health issues. While our products may not offer a total solution to health issues, if our products were widely distributed, our products might help lower the incident of a wide variety of diet related disorders, including obesity and diabetes. We plan to launch a public relations campaign during quarter two of fiscal 2012. The campaign is aimed to enhance our public image as a purveyor of products that are healthy, good tasting and foster the belief that our products can be a standard against which all competitive products must inevitably be measured. In addition, we intend to garner the support of influential health organizations, advocacy groups, major publications, social networks, school boards and health providers for our products. Our goal is to shape public perception with a carefully planned and executed advertising campaign together with a determined sales effort, spearheaded by our network of distributors and salespeople.

Our sales and marketing strategy will include:

Advertising and Promotion – we will develop a wide range of merchandising tools to include Visi-coolers (we currently own 200), standees, shelf-talkers, danglers, cross-promotions, sweepstakes, displays, static cling signage, branded apparel and cold boxes. We will minimize the use of print advertising to develop our distribution network.

Trade Advertising - we intend to secure additional editorial coverage in a limited trade campaign in publications that are known to have a claim on the retail community such as: Bev Biz, Chain Store Age, NACS Magazine, Convenience Store News Magazine and Drug Store Magazine. We appeared in Bev Biz in its November/December issue.

Sales Collateral - our sales collateral will take the form of sales kits, leave behinds, one-sheets, newsletters, posters, in-store displays, visi-coolers and a wide variety of premium, promotional material. To assure maximum impact, a “family image” will be adopted and strict guidelines will be developed and closely followed.

Trade Shows – we attended the NACS trade show in Chicago and the Nature’s Best trade show in Los Angeles and intend to participate in two national trade shows in each of the next three years. We also intend to participate in regional and non-industry related shows when they can advance our public perception or provide us access to new markets.

Public Relations - our management team is highly experienced in the area of public relations for beverage based products and has had a hand in shaping more than thirty campaigns since 1989. We intend to launch an aggressive public relations campaign during mid-year 2012. The campaign would flood the market with releases that highlight our liposome technology and explore the promise that this holds for the public. We intend to open communications with various medical advocacy groups, health organizations, social networks and opinion makers with an eye to securing their support.

Editorial Coverage - a cost effective method of boosting awareness of our products is to secure editorial coverage in trade journals that target markets that are of interest. We believe that a well-placed article can stimulate more interest than any advertisement, however widely disseminated. We believe that several factors make us a prime candidate for editorial coverage in trade publications, business journals and television news programs such as our proprietary formulations, our products’ all natural ingredients, and our industry veteran management team. We will contact influential editors and reporters at high-impact publications that serve our target markets and distribution channels.

Web Presence – our website is www.pulsebeverage.com. We are in the process of launching an upgraded website to highlight our products and provide online shopping supported by dedicated distribution channels. We plan on implementing various social networking strategies to stimulate interest for our products and to generate a positive public perception.

Sales Organization and Compensation

Our sales team is managed by our CEO, Robert Yates and our VP and National Sales Manager, Parley (Paddy) Sheya. They are supported by various regional brokers and a small administrative staff. Our sales team is crisscrossing the Western, Midwest and Eastern United States, being the focus of the initial roll-out of Cabana™ 100% Natural Lemonade, meeting with buyers/distributors of leading supermarkets and convenience store chains with whom they have long standing relationships. To date they have secured distribution contracts covering all of Canada, Panama and over 20 US states and DTR contracts with a few large supermarket chains. Bob Yates is focusing on international distribution contracts in Mexico, Bermuda, Puerto Rico and Philippines. He will focus on Asia and Europe during the third quarter of 2012. The Canadian and US distribution system is managed by Mr. Sheya. We plan to add two more regional managers; one in the Midwest and one in the West with up to four district managers reporting to each regional manager over the next three years.

We pay our senior sales executives a contracted amount and will pay sales people a commission. The commission will be based strictly on performance and will require that they achieve certain sales levels.

Growth Strategy

Our growth strategy includes:

  securing additional distributors in America and internationally;
  securing DTR’s and key accounts across America and internationally;
  updating our website overall and to add online shopping in the spring of 2012;
  launching our flagship beverage product Pulse® NutriPurpose brand in the spring of 2012;
  expanding our Pulse® NutriPurpose™ brand by developing new proprietary formulations;
  acquiring products and/or securing distribution rights that complement or extend our current product mix;
  expand distribution for all products into Asia and internationally in the latter part of 2012;
  acquire North American distribution rights for a successful Chinese premium water brand;
  capitalizing on strategic Asian partners for distribution into China and other major Asian markets including financing its inventory, build-out and branding;
  obtaining a more senior stock exchange listing in North America and co-listing on an Asian stock exchange.

Production Facilities

We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and independent contract manufacturers (co-packers). For our bottle products, we purchase certain raw materials which are delivered to our various third party co-packers. We currently use two primary co-packers located in Portland, Oregon and Pittsburgh, Pennsylvania to prepare and package our bottled products. We are negotiating a co-packing agreement in Missouri. We need all three co-packing facilities in operation to take advantage of lower shipping rates. We intend to identify co-packers in Canada, Europe, and Asia to support the expansion of our products in those markets. Once the product is manufactured, we store the finished product at that location or in third party warehouses. These co-packing facilities are chosen on the basis of their proximity to markets covered by our distributors. Most of the ingredients used in the formulation of our products are off-the-shelf and thus readily available. No ingredient has a lead time greater than two weeks. Other than minimum case volume requirements per production run for most co-packers, we do not typically have annual minimum production commitments with our co-packers. Our co-packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs.

Raw Materials

Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract manufacturers in accordance with our specifications. The raw materials used in the preparation and packaging of our products consist primarily of concentrate, natural flavors, stevia, pure cane sugar, bottles, labels, trays and enclosures. These raw materials are purchased from suppliers selected by us or by our contract manufacturers. We believe that we have adequate sources of raw materials, which are available from multiple suppliers.

Currently, we purchase our flavor concentrate from three flavor concentrate suppliers. Generally, all natural flavor suppliers own the proprietary rights to the flavors. In connection with the development of new products and flavors, independent suppliers bear a large portion of the expense for product development, thereby enabling us to develop new products and flavors at relatively low cost. We anticipate that for future flavors and additional products, we may purchase flavor concentrate from other flavor houses with the intention of developing other sources of flavor concentrate for each of our products. If we have to replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers, which could have a material adverse effect on our results of operations.

Quality Control

We are committed to building products that meet or exceed the quality standards set by the U.S. and Canadian governments. Our products are made from high quality all natural ingredients. We ensure that all of our products satisfy our quality standards. Contract manufacturers are selected and monitored by our own quality control representatives in an effort to assure adherence to our production procedures and quality standards. Samples of our products from each production run undertaken by each of our contract manufacturers are analyzed and categorized in a reference library. The manufacturing process steps include source selection, receipt and storage, filtration, disinfection, bottling, packaging, in-place sanitation, plant quality control and corporate policies affecting quality assurance. In addition, we ensure that each bottle is stamped with a production date, time, and plant code to quickly isolate problems should they arise.

For every run of product, our contract manufacturer undertakes extensive testing of product quality and packaging. This includes testing levels of sweetness, taste, product integrity, packaging and various regulatory cross checks. For each product, the contract manufacturer must transmit all quality control test results to us for reference following each production run. Testing also includes microbiological checks and other tests to ensure the production facilities meet the standards and specifications of our quality assurance program. Water quality is monitored during production and at scheduled testing times to ensure compliance with beverage industry standards. The water used to produce our products is filtered and is also treated to reduce alkalinity. Flavors are pre-tested before shipment to contract manufacturers from the flavor manufacturer. We are committed to ongoing product improvement with a view toward ensuring the high quality of our product through a stringent contract packer selection and training program.

Regulation

The production and marketing of our proprietary beverages are subject to the rules and regulations of various federal, provincial, state and local health agencies, including in particular Health Canada, Agriculture and Agri-Food Canada (AAFC) and the U.S. Food and Drug Administration (FDA). The FDA and AAFC also regulate labeling of our products. From time to time, we may receive notifications of various technical labeling or ingredient reviews with respect to our licensed products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations.

Packagers of our beverage products presently offer non-refillable, recyclable containers in the U.S. and various other markets. Legal requirements have been enacted in jurisdictions in the U.S. and Canada requiring that deposits or certain eco-taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other beverage container related deposit, recycling, eco-tax and/or product stewardship proposals have been introduced in various jurisdictions in the U.S. and Canada. We anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the U.S. and Canada.

New Product Development

Our product philosophy will continue to be based on developing products in those segments of the market that offer the greatest chance of success such as health, wellness and natural refreshment and we will continue to seek out underserved market niches. We believe we can quickly respond, given our technical and marketing expertise, to changing market conditions with new and innovative products. We are committed to developing products that are distinct, meet a quantifiable need, are proprietary, lend themselves to at least a 30% gross profit, projects a quality and healthy image, and can be distributed through existing distribution channels. We are identifying brands of other companies with a view to acquiring them or taking on the exclusive distributorship of their products.

Future Trends

A number of powerful trends are driving the changes that the beverage industry is facing. These changes are predicted to fuel the growth of new categories and reshape old ones. These trends are:

Societal shift affecting health and wellness – Increasingly, consumers are coming to view carbonated drinks, particularly those laden with sugar, caffeine and preservatives, with disfavor.  Indeed, much to the dismay of the beverage industry giants, carbonated drinks have become an object of considerable concern to the press and medical communities. Carbonated drinks are seen as a primary cause of the nation’s growing obesity and a contributing cause of cancer as recently reported in a number of major U.S. publications.

Emergence of new product categories - Carbonated drinks have historically dominated the soft drink industry.  Beginning in the 1990’s that began to change with the introduction of what was then styled “alternative beverages.”  Alternative beverages were viewed as a healthier alternative to carbonated drinks and quickly gained favor with the public and the attention of beverage manufacturers. The alternative beverage category continued to grow and, over time, contributed to the birth of a number of new categories including:  sports drinks, energy drinks, energy shots and nutraceuticals.

Aging Population - More than 78,000,000 Americans, who were born between 1943 and 1952, began to make their needs and desires known, profoundly influencing both the food and beverage industry and affecting everything from packaging and taste profiles to calories and contents.

Intellectual Property

Prior to the Share Exchange Transaction we acquired all of the property and equipment, formulations, rights and trademarks associated with the Pulse® brand from Health Beverage, LLC pursuant to an Asset Purchase Agreement dated July 26, 2010 and which closed January 31, 2011.

Pursuant to the Asset Purchase Agreement we own the following intellectual property:

  the right from Baxter Healthcare Corporation to use the following side panel (label) statement: “PRODUCT FORMULATION DEVELOPED UNDER LICENSE FROM BAXTER HEALTHCARE CORPORATION”.
  water-based beverage formulations, specifications, manufacturing methods and related Canadian and US unregistered trademarks: PULSE® - Heart Health™; PULSE® - Women’s Health™ and PULSE® - Men’s Health™. These trademarks are current in that they are being used currently and will not expire as long as we continue to use them.
  registered trademarks: “PULSE” – USA & CANADA (a water-based beverage) U.S. No. 2698560, Canada: TMA 622,432 and PULSE “NUTRITION MADE SIMPLE” – USA ONLY. U.S. No. 2819813. In general, trademark registrations expire 10 years from the filing date or registration date, with the exception in Canada, where trademark registrations expire 15 years from the registration date. All trademark registrations may be renewed for a nominal fee.

We are also using the trademarks: Cabana™, NutriPurpose™ and NutriPurposed™.

We consider our trademarks, trade secrets and the license right described above to be of considerable value and importance to our business.

Research and Development

We have not incurred any research and development expenses since February 15, 2011 except for product modifications.

Seasonality

Our sales may have some seasonality and we may experience fluctuations in quarterly results due to many factors. We expect to generate a greater percentage of our revenues during the warm weather months of April through September. Timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another. As a result, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

Employees

As of December 31, 2011, we had seven employees, including Robert Yates, who serves as our President and Principal Executive Financial and Accounting Officer.

ITEM 1A. RISK FACTORS

An investment in our common stock is risky. You should carefully consider the following risks, as well as the other information contained in this Form 10-K, before investing. If any of the following risks actually occurs, our business, business prospects, financial condition, cash flow and results of operations could be materially and adversely affected. In this case, the trading price of our common stock could decline, and you might lose part or all of your investment.  We may amend or supplement the risk factors described below from time to time by other reports we file with the SEC in the future.

Risk Factors Relating to Our Company and Our Business

We rely on our distributors, retailers and brokers, and this could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Our ability to establish a market for our products in new geographic areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas. Most of our distributors, retailers and brokers sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their business. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking retail shelves with our products, our sales and results of operations could be adversely affected. Our ability to maintain our distribution network and attract additional distributors, retailers and brokers will depend on a number of factors, some of which are outside our control. Some of these factors include: the level of demand for our brands and products in a particular distribution area; our ability to price our products at levels competitive with those of competing products; and our ability to deliver products in the quantity and at the time ordered by distributors, retailers and brokers.

Our inability to maintain our distribution network or attract additional distributors will likely adversely affect our revenues and financial results.

We incur significant time and expense in attracting and maintaining key distributors.

Our marketing and sales strategy depends in large part on the availability and performance of our independent distributors. We will continue our efforts to reinforce and expand our distribution network by partnering with new distributors and replacing underperforming distributors. We have entered into written agreements with many of our distributors in the U.S. and Canada, with terms ranging from one to three years. We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from some of our distributors. In addition, despite the terms of the written agreements with many of our top distributors, there are no minimum levels of purchases required under some of those agreements, and most of the agreements may be terminated at any time by us, generally with a termination fee. We may not be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets.

If we lose any of our key distributors or national retail accounts, our financial condition and results of operations could be adversely affected.

Although we anticipate that, as consumer awareness of our brands develops and increases, we will continue to upgrade and expand our distributor network and DTR accounts, we cannot be assured that we will be able to maintain our key distributor base which may result in an adverse effect on our revenues and financial results, our ability to retain our relationships with our distributors and our ability to expand our market and will place an increased dependence on any one or more of our independent distributors or national accounts.

Because our distributors are not required to place minimum orders with us, we need to manage our inventory levels, and it is difficult to predict the timing and amount of our sales.

Our independent distributors are not required to place minimum monthly or annual orders for our products. In order to reduce inventory costs, independent distributors endeavor to order products from us on a “just in time” basis in quantities, and at such times, based on the demand for the products in a particular distribution area. Accordingly, there is no assurance as to the timing or quantity of purchases by any of our independent distributors or that any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. In order to be able to deliver our products on a timely basis, we need to maintain adequate inventory levels of the desired products, but we cannot predict the number of cases sold by any of our distributors. If we fail to meet our shipping schedules, we could damage our relationships with distributors and/or retailers, increase our shipping costs or cause sales opportunities to be delayed or lost, which would unfavorably impact our future sales and adversely affect our operating results. In addition, if the inventory of our products held by our distributors and/or retailers is too high, they will not place orders for additional products, which would also unfavorably impact our future sales and adversely affect our operating results.

Our business plan and future growth is dependent in part on our distribution arrangements with retailers and regional retail accounts. If we are unable to establish and maintain these arrangements, our results of operations and financial condition could be adversely affected.

We currently have distribution arrangements with a few regional retail accounts to distribute our products directly through their venues; however, there are several risks associated with this distribution strategy. First, we do not have long-term agreements in place with any of these accounts and thus, the arrangements are terminable at any time by these retailers or us. Accordingly, we may not be able to maintain continuing relationships with any of these national accounts. A decision by any of these retailers, or any large retail accounts we may obtain, to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our reputation, financial condition or results of operations. In addition, we may not be able to establish additional distribution arrangements with other national retailers.

Second, our dependence on national and regional retail chains may result in pressure on us to reduce our pricing to them or seek significant product discounts. Any increase in our costs for these retailers to carry our product, reduction in price, or demand for product discounts could have a material adverse effect on our profit margin.

Finally, our DTR distribution arrangements may have an adverse impact on our existing relationships with our independent regional distributors, who may view our DTR accounts as competitive with their business, making it more difficult for us to maintain and expand our relationships with independent distributors.

We rely on independent contract manufacturers of our products, and this dependence could make management of our marketing and distribution efforts inefficient or unprofitable.

We do not own the plants or the equipment required to manufacture and package our beverage products, and do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and independent contract manufacturers (co-packers). We do not anticipate bringing the manufacturing process in-house in the future. Currently, our products are prepared, bottled and packaged by two primary co-packers. Our ability to attract and maintain effective relationships with contract manufacturers and other third parties for the production and delivery of our beverage products in a particular geographic distribution area is important to the success of our operations within each distribution area. Competition for contract manufacturers’ business is intense, especially in the western U.S., and this could make it more difficult for us to obtain new or replacement manufacturers, or to locate back-up manufacturers, in our various distribution areas, and could also affect the economic terms of our agreements with our manufacturers. Our contract manufacturers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We may not be able to maintain our relationships with current contract manufacturers or establish satisfactory relationships with new or replacement contract manufacturers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract manufacturers for a distribution area could increase our manufacturing costs and thereby materially reduce profits realized from the sale of our products in that area. In addition, poor relations with any of our contract manufacturers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition.

As is customary in the contract manufacturing industry for comparably sized companies, we are expected to arrange for our contract manufacturing needs sufficiently in advance of anticipated requirements. We continually evaluate which of our contract manufacturers to utilize based on the cost structure and forecasted demand for the particular geographic area where our contract manufacturers are located. To the extent demand for our products exceeds available inventory or the production capacity of our contract manufacturing arrangements, or orders are not submitted on a timely basis, we will be unable to fulfill distributor orders on demand. Conversely, we may produce more product than warranted by actual demand, resulting in higher storage costs and the potential risk of inventory spoilage. Our failure to accurately predict and manage our contract manufacturing requirements may impair relationships with our independent distributors and key accounts, which, in turn, would likely have a material adverse effect on our ability to maintain effective relationships with those distributors and key accounts.

Our business and financial results depend on the continuous supply and availability of raw materials.

The principal raw materials we use include glass bottles, labels, closures, flavorings, stevia, pure cane sugar and other natural ingredients. The costs of our ingredients are subject to fluctuation. If our supply of these raw materials is impaired or if prices increase significantly, our business would be adversely affected. Certain of our contract manufacturing arrangements allow such contract manufacturers to increase their charges based on certain of their own cost increases. Although we believe we have mitigated this risk for 2012 through fixed-price purchase commitments for glass, the prices of any of the above or any other raw materials or ingredients may continue to rise in the future and we may not be able to pass any cost increases on to our customers.

We may not correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, glass, labels, flavors, and natural sweeteners, or sufficient packing arrangements, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain concentrates, supplements and sweeteners have been experienced and could, from time to time in the future, be experienced, which could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results.

Rising raw material, fuel and freight costs as well as freight capacity issues may have an adverse impact on our sales and earnings.

The recent volatility in the global oil markets has resulted in rising fuel and freight prices, which many shipping companies are passing on to their customers. Our shipping costs, and particularly fuel surcharges charged by our freight carriers, have been increasing and we expect these costs may continue to increase. Although we work with suppliers to mitigate raw material price increases, energy surcharges on our raw materials may continue to increase, as well. Due to the price sensitivity of our products, we do not anticipate that we will be able to pass all of these increased costs on to our customers.

At the same time, the economy appears to be returning to pre-recession levels resulting in the rise of freight volumes which is exacerbated by carrier failures to meet demands and fleet reductions due to fewer drivers in the market. We may be unable to secure available carrier capacity at reasonable rates, which could have a material adverse effect on our operations.

We rely upon our ongoing relationships with our key flavor suppliers. If we are unable to source our flavors on acceptable terms from our key suppliers, we could suffer disruptions in our business.

Currently, we purchase our flavor concentrate from three suppliers, and we anticipate that we will purchase flavor concentrate from others with the intention of developing other sources of flavor concentrate for each of our products. The price of our concentrates is determined by our flavor houses, and may be subject to change. Generally, flavor suppliers hold the proprietary rights to their flavors. Consequently, we do not have the list of ingredients or formulas for our flavors and concentrates and we may be unable to obtain these flavors or concentrates from alternative suppliers on short notice. If we have to replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers, which could have a material adverse effect on our results of operations.

If we are unable to maintain brand image and product quality, or if we encounter other product issues such as product recalls, our business may suffer.

Our success depends on our ability to maintain brand image for our existing products and effectively build up brand image for new products and brand extensions. There can be no assurance, however, that additional expenditures and our advertising and marketing will have the desired impact on our products’ brand image and on consumer preferences. Product quality issues, real or imagined, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products.

In addition, because of changing government regulations; or their implementation, or allegations of product contamination, we may be required from time to time to recall products entirely or from specific markets. Product recalls could affect our profitability and could negatively affect brand image.

The inability to attract and retain key personnel would directly affect our efficiency and results of operations.

Our success depends on our ability to attract and retain highly qualified employees in such areas as distribution, sales, marketing and finance. We compete to hire new employees, and, in some cases, must train them and develop their skills and competencies. Our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any unplanned turnover, particularly involving our key personnel, could negatively impact our operations, financial condition and employee morale.

Our inability to protect our trademarks and trade secrets may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, copyrights, licenses and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. We are pursuing the registration of additional trademarks in the U.S., Canada and internationally. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands or profitably exploit our products.

As part of the licensing strategy of our brands, we enter into licensing agreements under which we grant our licensing partners certain rights to use our trademarks and other designs. Although our agreements require that the licensing partner’s use of our trademarks and designs is subject to our control and approval, any breach of these provisions, or any other action by any of our licensing partners that is harmful to our brands, goodwill and overall image, could have a material adverse impact on our business.

If we are unable to maintain effective disclosure controls and procedures and internal control over financial reporting, our stock price and investor confidence in our Company could be materially and adversely affected.

We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective. Because of its inherent limitations, internal control over financial reporting, however well designed and operated, can only provide reasonable, and not absolute, assurance that the controls will prevent or detect misstatements. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions. The failure of controls by design deficiencies or absence of adequate controls could result in a material adverse effect on our business and financial results.

Our accountants have indicated that if we do not generate enough cash from operations to sustain our business we may have to liquidate assets or curtail our operations.

The accompanying financial statements have been prepared assuming we will continue as a going concern. Since inception, we have accumulated losses. Conditions exist that raise substantial doubt about our ability to continue as a going concern unless we are able to generate sufficient cash flows to meet our obligations and sustain our operations.

We have had losses since our inception; expect losses to continue in the near future and we may never become profitable.

We have historically generated start-up losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. For the period from inception through December 31, 2011, we have accumulated losses totaling $1,094,113.

We have a limited operating history and may never achieve or sustain profitable operations.

We have only been operating since February 15, 2011 and have not yet achieved positive cash flow from operations or profitability. We have generated revenues from our Cabana 100% Natural Lemonade totaling $110,125 from October 4, 2011 to December 31, 2011. We have yet to launch our flagship Pulse® NutriPurpose™ beverage products.

We are subject to substantial competition and so may not have the ability or the capital to compete effectively.

The industry in which our products are sold is highly competitive. We may not have the ability or the capital to compete effectively in this environment.

We may not be able to successfully manage growth of our business.

Our future success will be highly dependent upon our ability to successfully manage the anticipated expansion of our operations. Our ability to manage and support growth effectively will be substantially dependent on our ability to implement adequate financial and management controls, reporting systems and other procedures, and attract and retain qualified technical, sales, marketing, financial, accounting, and administrative and management personnel.

Our future success also depends upon our ability to address potential market opportunities while managing expenses to match our ability to finance our operations. This need to manage our expenses will place a significant strain on our management and operational resources. If we are unable to manage our expenses effectively, our business, results of operations and financial condition will be materially and adversely affected.

Risks associated with acquisitions

Although we do not presently intend to do so, as part of our business strategy in the future, we could acquire beverage brands and related assets complementary to our core business operations. Any acquisitions by us would involve risks commonly encountered in acquisitions of assets. These risks would include, among other things, the following:

  exposure to unknown liabilities of the acquired business;
  acquisition costs and expenses could be higher than anticipated;
  fluctuations in our quarterly and annual operating results could occur due to the costs and expenses of acquiring and integrating new beverage brands;
  difficulties and expenses in assimilating the operations and personnel of any acquired businesses;
  our ongoing business could be disrupted and our management’s time and attention diverted inability to integrate with any acquired businesses successfully.

Risks Related to our Common Stock

Penny Stock” rules may make buying or selling our securities difficult.

Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could limit the liquidity and adversely affect the market price for our common stock.

Our securities are traded on the OTC Bulletin Board and Pink OTC Markets, which may not provide us much liquidity for our investors as more recognized senior exchanges such as the NASDAQ Stock Market or other national or regional exchanges.

Our securities are quoted on the Pink OTC Markets and the OTC Bulletin Board (“the OTC markets”). The OTC markets are inter-dealer, over-the-counter markets that provide significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges. Securities traded on these OTC markets are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC markets. Quotes for stocks included on the OTC markets are not listed in newspapers. Therefore, prices for securities traded solely on the OTC markets may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall.

Any future equity or debt issuances by us may have dilutive or adverse effects on our existing shareholders.

We may issue additional shares of common stock or convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on our shareholders, which could cause the market price of our common stock to decline.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any returns on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us. If we do not pay dividends, our common stock may be less valuable.

Our stock price is volatile and you may not be able to sell your shares for more than what you paid.

Our stock price has been subject to significant volatility, and you may not be able to sell shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to fluctuations in the past. During the year ended December 31, 2011, our common stock traded at prices as low as $0.32 per share and as high as $1.37 per share.

The market price of the common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

  quarterly variations in operating results;
  our ability to control costs and improve cash flow;
  announcements of technological innovations or new products by us or by our competitors;
  changes in investor perceptions
  new products or product enhancements by us or our competitors.

The stock market in general has continued to experience volatility which may further affect our stock price.

Risk Factors Relating to Our Industry

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our target market. In addition, our business depends on acceptance by our independent distributors and retailers of our brands as beverage brands that have the potential to provide incremental sales growth.

Competition from traditional non-alcoholic beverage manufacturers may adversely affect our distribution relationships and may hinder development of our existing markets, as well as prevent us from expanding our markets.

The beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than ours.

Increased competitor consolidations, market-place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our distribution channels, we may be unable to achieve our current revenue and financial targets. Competition, particularly from companies with greater financial and marketing resources than ours, could have a material adverse effect on our existing markets, as well as on our ability to expand the market for our products.

We compete in an industry characterized by rapid changes in consumer preferences and public perception, so our ability to continue developing new products to satisfy our consumers’ changing preferences will determine our long-term success.

Failure to introduce new brands, products or product extensions into the marketplace as current ones mature and to meet our consumers’ changing preferences could prevent us from gaining market share and achieving long-term profitability. Product lifecycles can vary and consumers’ preferences change over time. Although we try to anticipate these shifts and develop new products to introduce to our consumers, there is no guarantee that we will succeed.

Our business is subject to many regulations and noncompliance is costly.

The production, marketing and sale of our beverages, including contents, labels, caps and containers, are subject to the rules and regulations of various federal, provincial, state and local health agencies. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, thus adversely affecting our financial condition and results of operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Our principal executive offices are located at 12195 Mariposa Street, Westminster, Colorado 80234. We lease these facilities on a month-to-month basis at a cost of $2,750 per month. We also sub-lease product development space located at Unit # 22 – 8980 Fraserwood Court, Burnaby, BC, Canada V5J 5H7. We believe these facilities are suitable for our current needs.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to April 5, 2011, there was no public trading market for our securities. On April 5, 2011, our securities began trading on the Pink OTC Markets and the OTC Bulletin Board maintained by members of the National Association of Securities Dealers, Inc. (“NASD”) under the symbol PLSB.

The following table sets forth the range of high and low bid prices for our common stock for each applicable quarterly period. The table reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year Ended December 31, 2011

	Fiscal Year Ended December 31, 2011
	High($)	Low($)
First Quarter	n/a	n/a
Second Quarter	1.37	.95
Third Quarter	1.28	.46
Fourth Quarter	.78	.32

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company’s common stock and may affect the ability of shareholders to sell their shares.

Number of Shareholders

As of March 16, 2012, there were 33,522,887 shares of our common stock issued and outstanding and approximately 3,000 shareholders. The transfer agent of our common stock is Holladay Stock Transfer, Inc. 2939 North 67th Place, Scottsdale, Arizona 85251.

Dividends

We have never paid cash dividends or distributions to our equity owners. We do not expect to pay cash dividends on our common stock, but instead, intend to utilize available cash to support the development and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including but not limited to, future operating results, capital requirements, financial condition and the terms of any credit facility or other financing arrangements we may obtain or enter into, future prospects and in other factors our Board of Directors may deem relevant at the time such payment is considered. There is no assurance that we will be able or will desire to pay dividends in the near future or, if dividends are paid, in what amount.

Stock Repurchases

There were no shares repurchased during the fourth quarter of 2011.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2011, we issued the following securities in unregistered transactions:

On December 22, 2011, we issued 30,000 common shares having a market value of $10,500 pursuant to an agreement for services to be rendered January 1, 2012 to June 30, 2012. We relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors.

Subsequent Sales of Unregistered Securities

Subsequent to December 31, 2011, we issued the following securities in unregistered transactions:

On January 25, 2011, we issued 11,667 shares of common stock previously authorized pursuant to an Advisory Board Agreement. We relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors.

Subsequent to December 31, 2011, the Company entered into two services agreement. Pursuant to the terms of the agreements, the Company issued 239,000 shares of common stock fair valued at $100,000. We relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors.

We issued 2,050,000 Units at $0.30 per Unit pursuant to subscription agreements with foreign accredited investors for cash proceeds of $615,000 of which $120,000 was received in December 2011. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act. The Shares were issued to a number of foreign investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

We issued 66,666 Units at $0.30 per Unit pursuant to subscription agreements with two officer/directors for cash proceeds of $20,000. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act and comparable exemptions for issuances to “accredited” investors under state securities laws.

During January and February 2012, members of the advisory board and a director elected to convert a total of $93,332 in unpaid advisory fees into 311,107 Units at $0.30 per Unit. Each Unit contained one share of common stock and a five year warrant to purchase one share of common stock at an exercise price of $0.45. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act and comparable exemptions for issuances to “accredited” investors under state securities laws.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The discussion that follows is derived from our audited balance sheets as of December 31, 2011 and 2010 and the audited statements of operations and cash flows for the years ended December 31, 2011 (‘2011”) and 2010 (“2010”).

Revenues, net

Prior to September 23, 2011 we were a development stage company as we had no operating revenues. Production and sales of our Cabana™ 100% Natural Lemonades started on September 23, 2011 and since, as principal business activities have begun and we are generating significant revenues, we are no longer a development stage company. We had no revenues or operations in 2010 other than being a public shell company.

Our revenues for 2011 were $110,000 (2010 - $nil) from 9,670 cases of Cabana 100% Natural Lemonade sold through 14 DSD distributors. We expect a significant increase in sales in 2012 through a combination of additional DSD distributors, DTR distributors, re-orders and product awareness and product available to consumers through a full warm season. We also plan to recognize revenues from our Pulse® NutriPurpose™ beverages during quarter two of 2012.

We recognize revenue when delivery has occurred, the sales price is fixed and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. We record revenues, net of sales discounts.

Cost of Sales

Our cost of sales for 2011 was $88,000 (2010 – $nil). Cost of sales includes raw materials, co-packing services, lab testing and cost to deliver our product. We expect all cost variables to decrease as we source raw materials at a lower cost because of volume discounts; ship our product within a 500 mile radius of our co-packers and due to lower cost glass from a mid-west supplier. We had enough raw materials on hand as of December 31, 2011 to produce 20,000 cases.

Gross Profit

During 2011 our gross profit was $22,000 (20%). Cost of our initial production runs was high due to: production techniques and variables we were testing and improving; higher than normal freight costs; higher raw material costs due to low volume purchasing; high cost of glass. The freight costs were higher because we were shipping product all over America from one production facility. These costs will decrease as we produce from strategically located co-packing facilities and deliver product within a 500 mile radius. We expect gross profits to normalize at 30% in the near-term and 35% in the long-term. Gross profit, as a percentage of sales, will also increase as we have a higher weighting of sales through DSD, lower our raw material cost through higher volume purchasing, bring on additional co-packers at less cost in Pittsburgh, effective March 28, 2012, and Missouri and source glass from a Midwest supplier.

Expenses

During 2011 we incurred $899,000 of operating expenses, $80,000 in a capital asset write-down offset by $42,000 of other income, made up of forgiveness of debt of $36,000 and net interest income of $6,000. This increase in operating expenses for 2011 is primarily due to our acquisition of the Pulse assets, the development of Cabana™ 100% Natural Lemonade and the accompanying change in the operations of our business.

Our highest operating expense is salaries, commissions and benefits which totaled $281,000 in 2011 (2010 - $nil). We expect to more than double this cost during 2012 as we hire regional and district managers and additional staff for the launch of Pulse® NutriPurpose™. Commissions are expected to part of regional and district managers’ salaries. We also plan to pay commissions to part-time and full-time brokers. During 2011 we mainly relied on our senior management and brokers to develop our distribution system and sell product into it.

During 2011 we incurred $87,000 (2010 - $nil) of advisory and director fees. Our independent director was paid $17,000 and our Advisory Board members were paid $70,000 in 2011 (2010 - $nil). This expense is expected to increase as we appoint additional independent board members.

During 2011 we incurred $196,000 (2010 - $21,000) of professional fees including $111,000 of legal fees, $33,000 of audit and review fees, $10,000 of finance fees, $35,000 of professional business consulting fees, $7,000 of legal fees associated with distribution agreements. We expect professional fees for 2012 to be similar to 2011.

During 2011 we incurred $117,000 of investor relations expenses (2010 - $nil). This cost includes: $57,000 paid to NBT Communications pursuant to a Professional Services Agreement, $50,000 paid to our investor and shareholder liaison, $4,000 for issuing news releases, $5,000 to develop investor materials and $1,000 for a microcap conference.

During 2011 we incurred $76,000 (2010- $1,000) of office, rent and telephone expenses. This cost includes $37,000 of rent expense for our head office in Westminster, Colorado and satellite office in Burnaby, BC, Canada as well as storage costs. We expect office, rent and telephone to increase modestly in 2011 due to higher telephone costs associated with the hiring of regional and district managers.

During 2011 we incurred $99,000 (2010 - $nil) in travel, advertising, promotion and trade shows. This cost includes: $2,000 for magazine advertising, $39,000 in travel, $21,000 in trade show costs and $37,000 in building prototypes, samples shipped to distributors, sell sheets, shelf strips, door decals and costs associated with our product being placed on shelves. We expect this expense to increase in proportion to increase in sales as we increase our budget in all areas of travel, advertising, promotion and trade shows due to our launch of our flagship beverage product Pulse® NutriPurpose™ and an overall increase in personnel and increases in distribution reach both in America and internationally.

During 2011 we incurred regulatory fees of $32,000 (2010 - $5,000). These costs are associated with our initial and ongoing regulatory fees associated with being a public company. We expect these costs to increase once we complete our goal of a senior stock exchange listing.

During 2011 we recorded $11,000 in amortization and depreciation (2010 – nil). We expect an increase in 2012 due to a full year of depreciation and assets being put into use.

Net Loss

During 2011 we incurred a net loss of $915,000 (2010 - $27,000). This increase in net loss for 2011 is due to our acquisition of the Pulse assets, the development of Cabana™ 100% Natural Lemonade and the accompanying change in the operations of our business. We expect net earnings for 2012 due to increased sales for both of our products, decreased cost of sales and increased gross profit while keeping costs at a modest level.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During 2011 we increased our cash position from $0 in 2010 to $88,000 as of December 31, 2011. We received $1,025,000 and issued, on February 28, 2011, 1,025,000 common shares pursuant to a non-brokered private placement of shares at $1.00 per share. We also received $500,000 (including a $100,000 commitment to issue units assumed in the Pulse asset acquisition) pursuant to a $0.50 per unit non-brokered private placement; these units were issued on September 15, 2011. We also received $120,000 in subscription proceeds pursuant to a $0.30 per unit non-brokered private placement; these units were issued January 25, 2012.

As at December 31, 2011, we had working capital of $322,000 which included cash of $88,000, accounts receivable of $21,000, inventories of $371,000 (including finished product of $108,000, glass bottles of $210,000 and other raw materials of $53,000) and prepaid expenses of $47,000. We have no debt other than accounts payable of $189,000 and accrued liabilities of $20,000. We have no long-term debt.

Subsequently, to the date of this Report, we have received $515,000 from foreign accredited investors and officers/directors pursuant to a $0.30 per unit non-brokered private placement which has increased our working capital surplus.

The following table sets forth the major sources and uses of cash for our last two years ended December 31, 2011 and 2010:

	2011 $	2010 $
Net cash used in operating activities	(999,000)	(21,000)
Net cash used in investing activities	(392,000)	-
Net cash provided by financing activities	1,480,000	19,000
Net increase (decrease) in cash	89,000	(2,000)

While we have raised the capital necessary to meet our working capital and financing needs in the past, additional financing of $3,000,000 is required in order to meet our current and projected cash flow deficits from operations and development. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. Our independent registered certified public accountants have stated in their report included herein that we have incurred operating losses since our inception, and that we are dependent upon management’s ability to develop profitable operations and secure financing. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Cash Used in Operating Activities

During 2011 we used $999,000 (2010 - $21,000) in operating activities. This was made up of our net loss of $915,000 offset by an increase in accounts payable and accrued liabilities of $290,000; and increases in accounts receivable of $21,000, prepaid expenses of $36,000 and inventories of $371,000. Our net loss of $915,000 includes certain non-cash items such as the write-down of a capital asset of $80,000 and amortization and depreciation of $11,000, forgiveness of debt of $36,000 and shares issued for services of $86,434. During 2010 we used $21,000 in operating activities which was made up of our net loss of $27,000 offset by an increase in accounts payable of $6,000.

Cash Used in Investing Activities

During 2011 we used $392,000 (2010 - $nil) in investing activities. This was made up of a $200,000 loan to Catalyst Development (a related party) pursuant to a Letter Agreement of which $3,000 has been repaid to date; paying the balance of the purchase price of the Asset Purchase Agreement of $100,000 which was allocated to property and equipment; $26,000 spent on office and computer equipment and $69,000 spent on the development of our website, labels and trade-marking. During 2010 we had no investing activities. This increase in use of cash operating activities during 2011 is due to our acquisition of the Pulse assets, the development of Cabana™ 100% Natural Lemonade and the change in our business.

Cash Provided by Financing Activities

During 2011, we received $1,480,000 (2010 - $19,000) provided by financing activities. We received $1,025,000 and issued, on February 28, 2011, 1,025,000 common shares pursuant to a non-brokered private placement of shares at $1.00 per share. We also received $500,000 (including a $100,000 commitment to issue units assumed in the Pulse asset acquisition) pursuant to a $0.50 per unit non-brokered private placement; these units were issued on September 15, 2011. In December 2011, we received $120,000 in subscription proceeds pursuant to a $0.30 per unit non-brokered private placement; these units were issued January 25, 2012. We also received $20,000 from a short-term loan and repaid $85,000 of short-term loans. During 2010 we received $19,000 from a related party loan.

Additional Capital

We have not generated significant revenues and have incurred start-up losses to date. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business in the beverage industry, including limited capital resources. Our continuation as a going concern is dependent upon our ability to obtain necessary equity financing to fund our growth strategy, and attain profitability. We will require a cash injection of an additional $3,000,000 over the next twelve months to launch our products, including a full marketing and branding campaign, and to build our inventory and support our receivables. Management believes this additional capital, the management team and the expanded awareness of the Pulse® brand will provide us the opportunity to be operationally cash flow positive and profitable over the next twelve months.

We have no assurance that future financing will be available to us, or if available, on terms acceptable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Additional equity financing could result in additional dilution to our existing shareholders.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at December 31, 2011, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. While there are a number of significant accounting policies affecting our financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

  Revenue Recognition;
  Stock Based Compensation; and

  Use of Estimates.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods. Net sales have been determined after deduction of discounts and other allowances in accordance with ASC 605-50.

Stock Based Compensation

We account for stock-based compensation in accordance with the provisions of SFAS No. 123(R), “Share Based Payments”. We measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value. Pursuant to a Special Meeting of Shareholders of the Company, held on July 29, 2011, the following Shareholders approved our 2011 Equity Incentive Plan (“The 2011 Plan"). A total of 4,500,000 common shares are reserved under The 2011 Plan. The 2011 Plan authorizes our Board of Directors to grant options, restricted stock awards, performance stock awards and stock appreciation rights. There are no stock options issued pursuant to The 2011 Plan.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no recently issued Accounting Pronouncements that impact us.

ITEM 7.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Article 8 of Regulation S-X follow:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pulse Beverage Corporation
Westminster, Colorado

We have audited the accompanying balance sheets of The Pulse Beverage Corporation (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Pulse Beverage Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying financial statements, the Company has suffered start-up losses and is dependent upon the sale of its securities or obtaining debt financing to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver, Martin & Samyn, LLC

Kansas City, MO
March 16, 2012

The Pulse Beverage Corporation
Balance Sheets
As at December 31, 2011 and 2010

	December 31, 2011 $	December 31, 2010 $
ASSETS

Current Assets

Cash	87,918	-
Accounts receivable	21,302	-
Inventories	370,968	-
Prepaid expenses	46,907
Current portion of loan receivable – related party (Note 4)	4,885	-

Total Current Assets	531,980	-
Property and equipment, net of accumulated depreciation of $2,577 and $0 (Note 5)	858,536	-
Other assets
Loan receivable, net of current portion – related party (Note 4)	193,114	-
Intangible assets, net of accumulated amortization of $8,309 and $0 (Note 5)	1,031,228	-
Total Other Assets	1,224,342

Total Assets	2,614,858	-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	189,483	25,044
Accrued liabilities	20,392	-
Note payable and short-term debt (Note 6)	-	30,018

Total Current Liabilities	209,875	55,062

Contingencies (Notes 1 and 3)	-	-

Stockholders’ Equity (Deficit)

Preferred Stock, 1,000,000 shares authorized, $0.001 par value, none issued (Note 9)	-	-
Common Stock, 100,000,000 shares authorized, $0.00001 par value 31,011,667 and 3,515,000 issued and outstanding, respectively (Notes 6, 7 and 14)	310	35
Additional Paid in Capital	3,403,543	149,015
Subscription (Notes 7(i) and 14)	120,000	-
Deficit	(1,118,870)	(204,112)

Total Stockholders’ Equity (Deficit)	2,404,983	(55,062)

Total Liabilities and Stockholders’ Equity	2,614,858	-

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Statements of Operations
Years Ended December 31, 2011 and 2010

	2011 $	2010 $

Revenue, net	110,126	-
Cost of Sales	88,182	-

Gross Profit	21,944	-

Expenses
Advisory board and director fees	87,179	-
Amortization and depreciation	10,886	-
Office, rent and telephone	76,356	1,111
Investor relations	116,806	-
Professional fees	195,521	21,635
Regulatory fees	31,556	3,509
Salaries, commissions and benefits	280,742	-
Travel, advertising, promotion and trade shows	99,525	-
Assets written-down	80,000	-

Total Operating Expenses	(978,571)	(26,255)

Other Income (Expense)
Gain on debt forgiveness	36,018	-
Interest income	6,054	-
Interest expense	(203)	(657)

Total Other Income (Expense)	41,869	(657)

Net Loss	(914,758)	(26,912)

Net Loss Per Share – Basic and Diluted	(.03)	-

Weighted Average Shares Outstanding – Basic and Diluted	29,830,000	42,180,000

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Statements of Cash Flows
Years Ended December 31, 2011 and 2010

	2011 $	2010 $
Operating Activities

Net loss	(914,758)	(26,912)
Less non-cash items:
Amortization and depreciation	10,886	-
Shares issued for services	86,434	-
Assets written-down	80,000	-
Forgiveness of debt	(36,018)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(21,302)	-
Increase in prepaid expenses	(22,317)	-
Increase in inventories	(370,968)	-
Increase in accounts payable and accrued liabilities	188,746	6,096

Net Cash Used in Operating Activities	(999,297)	(20,816)

Investing Activities

Investment in note receivable - related party	(200,000)	-
Payment on note receivable - related party	2,761	-
Acquisition of property and equipment	(126,113)	-
Acquisition of intangible assets	(69,047)	-

Net Cash Used in Investing Activities	(392,399)	-

Financing Activities

Cash received in acquisition	56	-
Short-term loan proceeds	-	19,306
Repayment of short-term loans	(65,442)	-
Proceeds from common stock subscribed	120,000	-
Proceeds from common stock issued	1,425,000	-

Net Cash Provided by Financing Activities	1,479,614	19,306

Increase (Decrease) in Cash	87,918	(1,510)

Cash - Beginning of Year	-	1,510

Cash - End of Year	87,918	-

Non-cash Financing and Investing Activities:

Acquisition of assets for common shares	1,618,020	-
Short-term loans and payables assumed in acquisition	167,165	-
Shares issued for services	86,434	-

Supplemental Disclosures:

Interest paid	203	657
Income taxes paid	-	-

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Statement of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2011 and 2010

	Shares #	Amount $	Additional Paid-in Capital $	Subscription $	Deficit $	Total $

Balance – December 31, 2009	3,515,000	35	149,015	-	(177,200)	(28,150)

Net loss for the year	-	-	-	-	(26,912)	(26,912)

Balance – December 31, 2010	3,515,000	35	149,015	-	(204,112)	(55,062)
Shares issued as dividend	38,665,000	387	(387)	-	-	-
Cancellation of shares	(26,660,000)	(267)	267	-	-	-
Shares issued for asset acquisition	13,280,000	133	1,617,887	-	-	1,618,020
Shares issued pursuant to $1 Unit offer	1,025,000	10	1,024,990	-	-	1,025,000
Shares issued for services	70,000	1	53,444	-	-	53,445
Accounts payable settled with $0.50 Units	116,667	1	58,337	-	-	58,338
Shares issued pursuant to $0.50 Unit offer	1,000,000	10	499,990	-	-	500,000
Subscription (Note 14)	-	-	-	120,000	-	120,000
Net loss for the year	-	-	-		(914,758)	(914,758)

Balance – December 31, 2011	31,011,667	310	3,403,543	120,000	(1,118,870)	2,404,983

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Notes to Financial Statements

1.	Nature of Operations

Darlington Mines Ltd. (the “Company”) was incorporated in the State of Nevada on August 23, 2006. From August 23, 2006 to February 15, 2011 it was first, an exploration stage company, and recently a development stage company. The Company’s Board of Directors approved a 12:1 forward stock split and pursuant to this split, eleven shares of common stock were issued for each share of common stock outstanding as of February 4, 2011. The stock split increased the number of outstanding common shares to 42,180,000 from 3,515,000. The stock split did not affect the number of authorized common stock, which remained at 100,000,000. On February 15, 2011 (the “Closing”) the Company closed a voluntary share exchange transaction (the “Share Exchange Transaction”) with The Pulse Beverage Corporation (“Pulse”) by and among the Company, Pulse and the stockholders of Pulse (the “Pulse Stockholders”). The Pulse Beverage Corporation plans to manufacture, distribute and market the PULSE® brand of beverages containing functional ingredients that have been shown to promote health. PULSE® beverages are unique in that they were developed by a major healthcare company and contain ingredients that are widely considered to be critical to adult health. Pulse owns all the formulations, rights and trademarks relating to the PULSE® brand of beverages and specifically the Company owns the right to use the following Side Panel Statement: “Formulation developed under license from BAXTER HEALTHCARE CORPORATION”. This right is in perpetuity and is without royalties. On Closing the Company’s former President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, agreed to surrender 26,660,000 common shares to the Company for cancellation. As a result of the Share Exchange Transaction, Pulse Stockholders received 13,280,000 shares of the Company in exchange for 100% of the issued and outstanding common stock of Pulse representing approximately 46% of the Company’s 28,800,000 issued and outstanding shares of common stock on the date of acquisition. Pulse became a wholly-owned subsidiary. On February 16, 2011 the Company’s name was changed to “The Pulse Beverage Corporation”.

For accounting purposes, the acquisition of Pulse was accounted for utilizing the purchase method of accounting. Consequently, the historical financial statements of the Company continue as the Company’s historical financial statements and the operations of Pulse are included from February 15, 2011, being the date of acquisition.

Prior to September 22, 2011 the Company was a development stage company as it had no operating revenues. Production and sales started on September 22, 2011 thus the Company is no longer considered a development stage company as its planned principal business activities have begun and the Company has generated significant revenue from its operations.

2.	Summary of Significant Accounting Policies

Reclassification

Certain reclassifications have been made to make 2010 amounts conform to 2011 classifications for comparative purposes.

Fair Value

The Company complies with the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. See Note 12.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Vehicles and equipment are depreciated based on estimated useful lives.

Intangible Assets

The Company’s intangible assets consist of the cost of formulations, manufacturing processes, labeling rights and trademarks. To the extent capitalized, the Company’s intangible assets are amortized over their estimated useful lives based on the period the assets are expected to contribute to the Company’s cash flows. The Company performs impairment tests whenever events or circumstances indicate that intangible assets might be impaired.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2011 and 2010, the Company recognized an impairment of $80,000 and $0, respectively.

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods. Net sales have been determined after deduction of discounts and other allowances in accordance with ASC 605-50.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. An additional allowance is recorded based on certain percentages of aged receivables, which are determined based on historical experience and assessment of the general financial conditions affecting the Company’s customer base. If actual collections experience changes, revisions to the allowance may be required. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance. The allowance for doubtful accounts was $nil at December 31, 2011.

Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 2011 and 2010 due to their short-term nature.

Income Taxes

The Company follows ASC subtopic 740-10 (formerly Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”) for recording the provision for income taxes. ASC 740-10 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Concentration of Business and Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company reviews a customer’s credit history before extending credit. As at and for the year ended December 31, 2011 there were three individual customers with balances in excess of 10% of the accounts receivable totaling 85% of accounts receivable and there were two individual customers in excess of 10% of net sales totaling 29% of net sales.

Stock-based Compensation

The Company accounts for stock-based compensation under ASC Topics 718 and 505, formerly SFAS No. 123R, "Stock-Based Payment” and SFAS No. 148, ‘”Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.” These standards define a fair value based method of accounting for stock-based compensation. These standards define a fair- value- based method of accounting for stock-based compensation. In accordance with ASC, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the year ended December 31, 2011, the Company recognized stock-based compensation of $101,284 and $0, respectively.

Basic and Diluted Net Income (Loss) Per Share

Net loss per share is computed in accordance with ASC subtopic 260-10. The Company presents basic loss per share (“EPS”) and diluted EPS on the face of its statements of operations. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if common stock was issued upon the exercise of stock options and warrants. For the years ended December 31, 2011 and 2010, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of outstanding warrants on the Company’s net loss. Total potentially dilutive common share equivalents relating to stock purchase warrants issued, as at December 31, 2011 and 2010, is 1,116,667 and 0, respectively.

Recent Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-29, “Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29), which specifies that pro forma disclosures for business combinations are to be reported as if the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The pro forma disclosures must also include a description of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective for business combinations with an acquisition date of January 1, 2011 or later. Adoption of the new requirement did not have an effect on the Company’s financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

3.	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,118,870 since inception and incurred net losses of $914,758 and $26,912 for the years ended December 31, 2011 and 2010, respectively. These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing and to generate profits and positive cash flow. The Company will require a cash injection of an additional $3,000,000 over the next twelve months to continue to launch and grow its Cabana 100% Natural Lemonade and its PULSE® NutriPurpose™ brands. Management believes this additional capital will provide the Company the opportunity to be operationally cash flow positive and profitable over the next twelve months.

4.	Loan Receivable – Related party

Pursuant to a Letter Agreement dated December 24, 2010 between the Company and Catalyst Development Inc., (“Catalyst”) a company owned by the Company’s Chief of Product Development, the Company agreed to loan $200,000 to Catalyst. The loan bears interest at a rate of 4% per annum, is amortized over 25 years and matures on May 16, 2016 with a balloon payment due in the amount of $174,000. Between March 21, 2011 and May 26, 2011 the Company funded the entire $200,000 obligation pursuant to the Letter Agreement. In June 2011, Catalyst began paying the Company monthly principal and interest in the amount of $1,055. As of December 31, 2011, the remaining principal balance due with accrued interest totaled $197,999. The following principal payments are due to the Company as follows: 2012 - $4,885; 2013 - $5,084; 2014 - $5,291 and 2015 - $5,507.

5.	Property and Equipment and Intangible Assets

See Business Combination Note 13 for references to the Asset Purchase Agreement dated February 15, 2011. The Company did not own any property and equipment and intangible assets during the year ended December 31, 2010.

Property and Equipment	Asset Purchase Agreement	Asset Purchases	Assets Written-down 2011	Total as at December 31, 2011
	$	$	$	$
Manufacturing equipment and molds	570,000	100,000	(80,000)	590,000
Display equipment	120,000	-	-	120,000
Office equipment and computers	-	26,113	-	26,113
Mobile display unit	125,000	-	-	125,000
Less: depreciation	-	(2,577)	-	(2,577)

Total Property and Equipment	815,000	123,536	(80,000)	858,536

Intangible Assets	Asset Purchase Agreement	Acquired After February 15, 2011	Assets Written-down 2011	Total as at December 31, 2011
	$	$	$	$
Formulations and manufacturing methods	720,488	-	-	720,488
Trademarks	75,000	37,139	-	112,139
Side panel statement rights	125,000	-	-	125,000
Patents	50,000	160	-	50,160
Website	-	31,750	-	31,750
Less: Amortization	-	(8,309)	-	(8,309)

Total Intangible Assets	970,488	60,740	-	1,031,228

6.	Loans

The Company assumed short-term loans of $165,442 pursuant to the Share Exchange Transaction. A total of $65,442 was repaid in cash and $100,000 represented a subscription for Units (See Note 7 (g)).

On January 31, 2011 a loan of $36,018 was forgiven and a gain of $36,018 was recognized.

7.	Common Stock

a)

The Company’s Board of Directors approved a 12:1 forward stock split by way of stock dividend (the “Split”). A dividend of eleven common shares was issued for each share of common stock issued and outstanding as of February 4, 2011. The stock dividend increased the number of the Company’s issued and outstanding common stock to 42,180,000 from 3,515,000. The stock dividend did not affect the number of authorized common stock, which remained at 100,000,000. On February 15, 2011 the Company’s former President, Chief Executive Officer, Chief Financial Officer and Treasurer, agreed to surrender 26,660,000 shares of the Company’s common stock to the Company for cancellation.

b)

On February 15, 2011, as a result of the Share Exchange Transaction, Pulse Stockholders were issued 13,280,000 common shares of the Company fair valued at $1,618,020, in exchange for 100% of the outstanding common shares of Pulse.

c)

On February 18, 2011, the Company closed a non-brokered private placement of common stock and issued, on February 28, 2011, 1,025,000 common shares to a number of foreign accredited investors at $1.00 per share for total proceeds of $1,025,000.

d)

On June 15, 2011, the Company authorized the issuance of 30,000 shares of its commons stock as compensation pursuant to an Advisory Board Agreement. The fair value of the shares on the date of grant was $32,400 and has been recorded as a prepaid expense to be amortized over a two year period. As of December 31, 2011 the Company expensed $17,550 and the remaining prepaid balance was $14,850.

e)

On September 30, 2011 the Company issued 116,667 units (“$0.50 Unit”) to settle $58,335 in advisory fees owing to Advisory Board members and a director. Each $0.50 Unit consisted of one share and one non-transferable share purchase warrant to acquire one common share at $0.75 expiring September 15, 2016.

f)

On September 15, 2011, the Company issued 10,000 shares of common stock pursuant to an Advisory Board Agreement. The fair valued of the shares issued totaled $10,548 and has been expensed as advisory fees.

g)

On February 15, 2011 the Company assumed $100,000 of private placement subscription proceeds in connection with its acquisition of the net assets of Pulse. Between August 29, 2011 and September 15, 2011 the Company received a further $400,000 from the same subscriber. On September 15, 2011 the Company issued 1,000,000 units to the subscriber at $0.50 per Unit. Each Unit consisted of one share and one warrant to acquire one additional share at $0.75 per share. The warrant expires on September 15, 2016.

h)

On December 22, 2011, the Company issued 30,000 common shares, having a fair value of $10,500, pursuant to an agreement for services to be rendered from January 1, 2012 to June 30, 2012. As of December 31, 2011, this amount has been recorded as a prepaid expense.

i)

In December 2011, the Company received a total of $120,000 in anticipation of the Company’s 2012 $0.30 Unit offering and has recorded a subscription in stockholders’ equity at December 31, 2011 in this amount.

8.	Options and Warrants

On July 29, 2011, the Company held a Special Meeting of Shareholders whereby the shareholders’ approved the Company’s 2011 Equity Incentive Plan (“The 2011 Plan"). Pursuant to the plan documents, 4,500,000 shares of common stock are reserved under The 2011 Plan. Further, the plan authorizes the Board of Directors to grant options, restricted stock awards, performance stock awards and stock appreciation rights as compensation for services to the Company. As of December 31, 2011, no grants have been authorized or issued under the plan.

During the year ended December 31, 2011, the Company has issued a total of 1,116,667 warrants to purchase shares of the Company’s common stock in connection with its Unit offerings. Each warrant is exercisable at a price of $0.75 per share and expires on September 15, 2016.

No other options or warrants have been granted as of December 31, 2011.

9.	Preferred Stock

Pursuant to a Special Meeting of Shareholders of the Company, held on July 29, 2011, the Shareholders resolved to amend the Company’s Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock, par value $0.001, issuable in series with rights, preferences and limitations to be determined by the Board of Directors from time to time. As of December 31, 2011, there have been no issuances of preferred stock.

10.	Related Party Transactions and Balances

On December 29, 2010, the Company loaned $200,000 to a company controlled by the Company’s Chief of Product Development (See Note 4).

On March 15, 2011, the Company entered into a Director’s Agreement with a director of the Company. The Director’s Agreement has a term of one year and is cancellable at any time with a 30-day written notice and provides for a fee of $5,000 per quarter. On September 15, 2011, the director elected to convert unpaid fees of $11,667 into 23,333 Units of the Company’s $0.50 Unit offering. Each Unit consisted of one share of common stock and one five-year warrant to purchase one common share at $0.75. The warrants expire on September 15, 2016. As of December 31, 2011, the Company owed an additional $5,833 in fees pursuant to this agreement which was subsequently converted into the Company’s 2012 $0.30 Unit offering (See Note 13).

11.	Income Taxes

The Company’s operations for the year ended December 31, 2011 and 2010 resulted in losses, thus no income taxes have been reflected in the accompanying statements of operations.

As of December 31, 2011 and 2010, the Company has net operating loss carry-forwards which may or may not be used to reduce future income taxes payable. Current Federal tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to this deferred asset. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets. The provision for income taxes consists of the following:

	2011 $	2010 $
Benefits of deferred tax assets	301,868	9,150
Change in valuation allowance	(301,868)	(9,150)
Provision for income tax	-	-

Below is a summary of deferred tax asset calculations as of December 31, 2010 based on a 34% income tax rate. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

	$	Deferred Tax Asset $
Net operating loss	26,912	9,150
Valuation allowance		(9,150)
Deferred tax asset		-

Below is a summary of deferred tax asset calculations as of December 31, 2011 based on a 34% income tax rate. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

	$	Deferred Tax Asset $
Net operating loss	914,758	311,018
Valuation allowance		(311,018
Deferred tax asset		-

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2011. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2011. Further, management does not believe it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

A reconciliation between the income tax benefit amounts determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	2011		2010
Federal and state statutory rate	34%		34%
Change in valuation allowance	(34%	)	(34%	)
	-		-

12.	Fair Value Measurements

The Company adopted ASC Topic 820-10 at the beginning of 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis. The adoption of ASC Topic 820-10 did not impact the Company’s financial condition or results of operations. ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 – Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1 $	Level 2 $	Level 3 $	Total $
Assets:	-	-	-
Liabilities:
Accounts payable	-	25,044	-	25,044
Note payable	-	30,018	-	30,018

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1 $	Level 2 $	Level 3 $	Total $
Assets:
Cash	87,918	-	-	87,918
Accounts receivable	-	21,302	-	21,302
Inventory	-	370,968	-	370,968
Prepaid expenses	-	46,907	-	46,907
Note receivable	-	197,999	-	197,999
Intellectual property	-	1,031,228	-	1,031,228
Liabilities:
Accounts payable and accrued liabilities	-	209,875	-	209,875

13.	Business Combination

On February 15, 2011 (the “Closing”) the Company closed a voluntary share exchange transaction (the “Share Exchange Transaction”) with The Pulse Beverage Corporation (“Pulse”) by and among the Company, Pulse and the stockholders of Pulse (the “Pulse Stockholders”). As a result of the Share Exchange Transaction, Pulse Stockholders were issued 13,280,000 common shares of the Company in exchange for 100% of the issued and outstanding common stock of Pulse for a total purchase price of $1,618,020. For accounting purposes, the acquisition of Pulse was accounted for utilizing the equity method by the Company under acquisition method for business combinations. Consequently, the historical financial statements of the Company continue as the Company’s historical financial statements and the operations of Pulse are included from February 15, 2011, being the date of acquisition. Pursuant to ASC 805, the Company recognized the identifiable assets acquired and the liabilities assumed as follows:

Consideration:	$
Equity Instruments (13,280,000 common shares of the Company)	1,618,020
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	56
Property, plant and equipment (See Note 5)	815,000
Identifiable intangible assets (See Note 5)	970,488
Financial liabilities	(167,524)
Total identifiable net assets	1,618,020

The fair value of the 13,280,000 common shares issued as consideration paid for 100% of the issued shares of The Pulse Beverage Corporation was determined on the basis of the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date.

14.	Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose:

a)	On January 25, 2011, the Company issued 11,667 shares of common stock previously authorized pursuant to an Advisory Board Agreement.

b)	In January 2012, the board of directors approved the Company’s $0.30 Unit offering.

c)	Subsequent to December 31, 2011, the Company entered into two services agreement. Pursuant to the terms of the agreements, the Company issued 239,000 shares of common stock fair valued at $100,000.

d)

Subsequent to December 31, 2011, the Company issued 2,116,666 $0.30 Units, consisting of one share and one warrant, to foreign accredited investors and two officer/directors for cash proceeds of $635,000 of which $120,000 was received in December 2011.

e)

During January and February 2012, members of the advisory board elected to convert a total of $93,332 in unpaid advisory fees into 311,107 $0.30 Units. Each $0.30 Unit consisted of one share and one warrant to purchase one share at an exercise price of $0.45 expiring January 25, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent registered public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Robert Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on that evaluation it was concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2011 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer) and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon this assessment, management concluded that our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names, ages, and respective positions of our directors, executive officers, and key employees are set forth below.

Name	Age	Present Positions with Company
Robert Yates	67	President, Chief Executive Financial and Accounting Officer and Director
Francis Chiew	50	Secretary and Director
Parley (Paddy) Sheya	56	Director

Robert Yates - President, Chief Executive, Financial and Accounting Officer and Director

Mr. Robert Yates is the current president, chief executive officer, chief financial officer and treasurer and has served in those positions since February 15, 2011. Mr. Yates has also been a director of the Company since February 15, 2011.

Mr. Yates is a seasoned business executive with experience in growing and managing businesses as exemplified by efforts on behalf of Vancol Industries. From 2006 to 2009, Mr. Yates served as a General Manager of Mobility Works, in Cincinnati, Ohio, a company engaged in providing specialty equipment and handicapped accessible vehicles in support of disabled populations. From 1993 to 2005, Mr. Yates was in charge of a start-up operation for Vancol with his areas of responsibility: product development, plant production and the distribution of Vancol’s many products in both the United States and Canada. Under his guidance, Vancol’s sales rose from less than $10 million to $50 million in three years. Over the last twenty years Mr. Yates’ beverage portfolio has included such well known  brands as Monster; AriZona Tea; Rock Star, Vitamin Water, Perrier, Everfresh Juices, Ocean Spray, Miller Beer, Honest Tea and Fiji Water. In addition, Mr. Yates successfully launched his own brand, Quencher, which he built into a 2 million case brand in two years. Mr. Yates completed a management course at Oglethorpe University in Atlanta, Georgia, and has an associate’s degree in business administration from Highland Park College, in Highland Park, Michigan and completed a Professional Personnel Management Course with the US Air Force.

Mr. Sheya– Director

Mr. Sheya has been a director of the Company since July 1, 2011.

Mr. Sheya brings over twenty-nine years of international executive sales and distribution management experience in the beverage industry. He has an extensive track record in the development of brands and in building beverage brand sales and distribution systems from the ground up to multi-million case sales. He was sales manager for a beverage brand called Kwencher® . Mr. Sheya has managed a broad range of beverage brands including: Jolt Cola®, Hires Root Beer®; Crush® Soda; Bubble-Up®; Country Time Lemonade®; Hansen’s Natural Sodas and Juices; New York Seltzer® and Evian Water®.  From 2007 to 2008 Mr. Sheya was a self-employed beverage consultant and from 2008 to 2009 was the key account manager for New Leaf Brands Inc. managing national sales for Inspiration Beverage and from 2010 to June 2011 was sales manager for Bing Energy Drink.

Francis Chiew – Secretary and Director

Effective on October 14, 2009, Francis Chiew was appointed as President, Secretary, Chief Executive Officer, Chief Financial Officer and a director of the Company. On February 15, 2011 Mr. Chiew resigned all of his officer positions and remains as a director and secretary. Since February 2006 to present, Mr. Chiew has served as the Managing Director of Lightship Asia Pacific, LLC (USA) ("LAP") and as a director and the General Manager of two of LAP's joint ventures - China Lightship Leasing Co. (HK) Ltd. ("CLLC") and Beijing Lightship Advertising Co. Ltd ("BLAC"). LAP, CLLC and BLAC were formed to establish advertising opportunities using airships. From 2004 to January 2006, Mr. Chiew served as a director of FBV Corporation Pte Ltd., a private company with varying business interests, including electronic product delivery and payment solutions. From 2002 to May 2004, Mr. Chiew served as the Director of Business Development - Asia for EPOSS Limited (formerly

ROK Group). EPOSS Limited, which subsequently became a subsidiary of Western Union, First Data Corporation, U.S.A., was primarily involved with the development of prepayment solutions and systems within the banking and telecommunications industries.

Our directors serve until our next annual stockholders meeting or until their successors are duly elected and qualified. Officers hold their positions at the will of the board of directors.

Mr. Sheya is an independent director, as that term is defined by Rule 803 of the NYSE Amex. None of our directors is a financial expert, as that term is defined by the Securities and Exchange Commission.

Committees

We do not have an audit, nominating or compensation committee.  We intend, however, to establish an audit committee and a compensation committee of our Board of Directors in the future, once we have sufficient independent directors. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditor, evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Involvement in Certain Legal Proceedings

In December, 2006 Robert Yates filed for personal bankruptcy in Federal Bankruptcy Court in Denver, Colorado. His personal bankruptcy was finalized in February, 2007. In May, 2005 Vancol Industries filed for bankruptcy under Chapter 7 of the Bankruptcy Code. Mr. Yates resigned his position as an executive officer of Vancol Industries in 2005.

Other than as set forth above, no director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities (collectively, the "Reporting Persons") to file reports of changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely on a review of (i) any Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during our fiscal year ended December 31, 2011 and (ii) any Forms 5 and amendments thereto and/or written representations furnished to us by any Reporting Persons stating that such person was not required to file a Form 5 during our fiscal year ended December 31, 2011. It has been determined that Francis Chiew, our secretary, filed a Form 4 late with the respect to a transaction on September 15, 2011 whereby Mr. Chiew received 23,333 common shares and 23,333 common share purchase warrants pursuant to an agreement to settle $11,667 which we owed to Mr. Chiew.

Code of Ethics

We have not adopted a formal code of ethics that applies to our directors, officers or employees since we only have seven employees including our two officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by Executive Officers during the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Robert Yates President, Chief Executive Officer, Treasurer and Chief Financial Officer	2011	89,250	Nil	Nil	Nil	Nil	Nil	Nil	89,250
	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Parley Sheya VP and National Sales Manager	2011	50,404	Nil	Nil	Nil	Nil	Nil	Nil	50,404
	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Outstanding Equity Awards

There are no outstanding equity awards. We do not maintain any plans in respect of the retirement of our directors and executive officers.

Stock Incentive Plan

Pursuant to a Special Meeting of Shareholders of the Company, held on July 29, 2011, the Shareholders approved the Company’s 2011 Equity Incentive Plan (“The 2011 Plan"). A total of 4,500,000 common shares are reserved under The 2011 Plan. The 2011 Plan authorizes the Board of Directors to grant options, restricted stock awards, performance stock awards and stock appreciation rights. As of March 16, 2012 no stock options or other awards had been granted pursuant to The 2011 Plan.

Outstanding Equity Awards

As at December 31, 2011, there were no unexercised options, stock that had not vested or outstanding equity incentive plan awards with respect to any of our officers or directors.

Compensation of Directors

We did not pay our directors who are senior management any fees or other compensation for acting as a director during our fiscal year ended December 31, 2011. We paid Francis Chiew $5,000 per quarter as an independent director. Our directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 16, 2012 by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Except as otherwise indicated, each shareholder listed possess sole voting and investment power with respect to the shares shown.

Name and address	Amount and nature of beneficial ownership	Percent of class

Robert Yates of 11580 Quivas Way, Westminster, CO 80234	2,533,333	7.5%

Francis Chiew of 902, B1, KangBao Huayuan, #8 Gongren Tiyuchang Donglu, Chaoyand District, Beijing, PRC 100020	3,399,444	10.1%

Parley Sheya of 12195 Mariposa Street, Westminster, CO, USA 80234	33,333.1%

All executive officers and directors as a group (3 persons)	5,966,110	17.75%

A total of 33,333 shares are held of record by Jonni K. Yates, the wife of Mr. Yates.

Securities Authorized For Issuance under Compensation Plans

The table set forth below present’s information relating to our equity compensation plans as of the date of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
2011 Equity Incentive Plan			4,500,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On December 29, 2010, the Company loaned $200,000 to a company controlled by the Company’s Chief of Product Development. We committed to loan these funds as part of an agreement to sell his interest in the Pulse assets to The Pulse Beverage Corporation.

On March 15, 2011, the Company entered into a Director’s Agreement with a director of the Company. The Director’s Agreement has a term of one year and is cancellable at any time with a 30-day written notice and provides for a fee of $5,000 per quarter. On September 15, 2011, the director elected to convert unpaid fees of $11,667 into 23,333 Units of the Company’s $0.50 Unit offering. Each Unit consisted of one share of common stock and one five-year warrant to purchase one common share at $0.75. The warrants expire on September 15, 2016. As of December 31, 2011, the Company owed an additional $5,833 in fees pursuant to this agreement which was subsequently converted into the Company’s 2012 $0.30 Unit offering.

Review, Approval and Ratification of Related Party Transactions

Our Board of Directors has responsibility for establishing and maintaining guidelines relating to any related party transactions between us and any of our officers or directors. Any conflict of interest between a director or officer and us must be referred to the non-interested directors, if any, for approval. We intend to adopt written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions.

Director Independence

We periodically review the independence of each director. Pursuant to this review, our directors and officers, on an annual basis, are required to complete a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and us. If any transactions or relationships exist, we then consider whether such transactions or relationships are inconsistent with a determination that the director is independent.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors. With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Weaver, Martin & Samyn LLC for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

Fee Category	2011 Fees	2010 Fees
Audit Fees	$33,000	$8,250
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$33,000	$8,250

Audit Fees consist of fees billed for professional services rendered for the audit of our company’s financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by Weaver, Martin & Samyn LLC in connection with statutory and regulatory filings or engagements.

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2011 or 2010.

Pre-Approval Policies and Procedures

We currently do not have a designated Audit Committee, and accordingly, our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board of Directors may also pre-approve particular services on a case-by-case basis.

Our Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

1) Financial Statements: The financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this 2011 Annual Report on Form 10-K.

2) Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3) Exhibits: The required exhibits are included at the end of this Report and are described in the exhibit index.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement dated February 15, 2011¹
3.1	Article of Merger dated February 17, 2011¹
3.2	Articles of Incorporation of the Registrant, including all amendments to date²
3.3	Bylaws of the Registrant²
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

¹incorporated by reference to the Registrant’s current report on Form 8K filed February 22, 2011

²incorporated by Reference to the Registrant’s Registration Statement on Form SB-2 filed on December 7, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2012

The Pulse Beverage Corporation

By: /s/ Robert Yates
Name: Robert Yates
Title: Chief Executive Officer (principal executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert Yates Robert Yates	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	March 16, 2012
/s/Francis Chiew Francis Chiew	Secretary and Director	March 16, 2012
/s/ Parley Sheya Parley Sheya	Director	March 16, 2012