Form 10-K/A
period 2011-12-31
Pulse Beverage Corp
filed 2012-03-19
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Signature	Title	Date
/s/ Robert Yates Robert Yates	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	March 16, 2012
/s/ Francis Chiew Francis Chiew	Secretary and Director	March 16, 2012
/s/ Parley Sheya Parley Sheya	Director	March 16, 2012