Form 10-Q
period 2012-03-31
Pulse Beverage Corp
filed 2012-05-15
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2012

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 193

Commission File Number: 000-53586

THE PULSE BEVERAGE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	36-4691531
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

12195 Mariposa Street, Westminster, CO 80234
 (Address of principal executive offices, including zip code)

(720) 382-5476
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

35,012,791 shares of common stock, par value $0.00001, as of May 15, 2012.

THE PULSE BEVERAGE CORPORATION
FORM 10-Q

FORWARD-LOOKING STATEMENTS

                  This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of  the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 16, 2012.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Pulse Beverage Corporation
Condensed Balance Sheets
As at March 31, 2012 (Unaudited) and December 31, 2011

	March 31, 2012 $	December 31, 2011 $
ASSETS

Current Assets

Cash	319,125	87,918
Accounts receivable	206,266	21,302
Inventories	336,699	370,968
Prepaid expenses	65,913	46,907
Current portion of loan receivable – related party (Note 4)	4,935	4,885

Total Current Assets	932,938	531,980
Property and equipment, net of accumulated depreciation of $3,883 and $2,577 (Note 5)	917,231	858,536
Other assets
Loan receivable, net of current portion – related party (Note 4)	191,862	193,114
Intangible assets, net of accumulated amortization of $11,254 and $8,309 (Note 5)	1,031,957	1,031,228
Total Other Assets	1,223,819	1,224,342

Total Assets	3,073,988	2,614,858

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	217,282	189,483
Accrued liabilities	21,339	20,392

Total Current Liabilities	238,621	209,875

Contingencies (Notes 1 and 3)	-	-

Stockholders’ Equity

Preferred Stock, 1,000,000 shares authorized, $0.001 par value, none issued	-	-
Common Stock, 100,000,000 shares authorized, $0.00001 par value 34,122,887 and 31,011,667 issued and outstanding, respectively (Notes 6, 7 and 8)	341	310
Additional Paid in Capital	4,353,158	3,403,543
Subscription (Note 6)	-	120,000
Deficit	(1,518,132)	(1,118,870)

Total Stockholders’ Equity	2,835,367	2,404,983

Total Liabilities and Stockholders’ Equity	3,073,988	2,614,858

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Condensed Statements of Operations
Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012 $	2011 $

Revenue, net	376,700	-
Cost of Sales	288,977	-

Gross Profit	87,723	-

Expenses
Advisory board and director fees	26,050	-
Amortization and depreciation	4,251	-
Consulting fees	18,000	-
Office, insurance, rent and telephone	51,084	1,187
Professional fees	47,567	80,398
Promotions, advertising and slotting fees	25,724	-
Regulatory fees	3,545	10,075
Salaries, commissions and benefits	142,181	15,250
Shareholder and investor relations	132,615	8,750
Tradeshows	15,021	-
Travel	33,975	-

Total Operating Expenses	500,013	115,660

Net Loss Before Other Income	(412,290)	(115,660)

Other Income
Forgiveness of debt	10,971	36,018
Interest income	2,057	105

Total Other Income	13,028	36,123

Net Loss	(399,262)	(79,537)

Net Loss Per Share – Basic and Diluted	(.01)	-

Weighted Average Shares Outstanding – Basic and Diluted	32,268,000	35,844,000

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Condensed Statements of Cash Flows
Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012 $	2011 $
Operating Activities

Net loss	(399,262)	(79,537)
Less non-cash items:
Amortization and depreciation	4,251	-
Shares issued for services	123,334	-
Forgiveness of debt	(10,971)	(36,018)
Changes in operating assets and liabilities:
Increase in accounts receivable	(184,864)	-
Increase (decrease) in prepaid expenses	(2,338)	-
Increase (decrease) in inventories	34,269	-
Increase in accounts payable and accrued liabilities	75,460	2,226

Net Cash Used in Operating Activities	(360,220)	(113,329)

Investing Activities

Investment in note receivable - related party	-	(50,000)
Payment on note receivable - related party	1,203	-
Acquisition of property and equipment	(60,000)	(100,000)
Acquisition of intangible assets	(3,675)	(19,750)

Net Cash Used in Investing Activities	(62,472)	(392,399)

Financing Activities

Cash received in acquisition	-	56
Repayment of short-term loans	-	(65,442)
Proceeds from common stock issued	671,000	1,025,000
Share offering costs	(17,100)	-

Net Cash Provided by Financing Activities	653,900	959,614

Increase in Cash	231,208	676,535

Cash - Beginning of Period	87,918	-

Cash - End of Period	319,125	676,535

Non-cash Financing and Investing Activities:

Acquisition of assets for common shares	-	1,618,020
Short-term loans and payables assumed in acquisition	-	167,165
Shares issued for services, debt and prepaid expenses	175,745	-

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Statement of Stockholders’ Equity
From December 31, 2009 to March 31, 2012
(Unaudited)

	Shares #	Amount $	Additional Paid-in Capital $	Subscription $	Deficit $	Total $

Balance – December 31, 2009	3,515,000	35	149,015	-	(177,200)	(28,150)

Net loss for the year	-	-	-	-	(26,912)	(26,912)

Balance – December 31, 2010	3,515,000	35	149,015	-	(204,112)	(55,062)
Shares issued as dividend	38,665,000	387	(387)	-	-	-
Cancellation of shares	(26,660,000)	(267)	267	-	-	-
Shares issued for asset acquisition	13,280,000	133	1,617,887	-	-	1,618,020
Shares issued pursuant to $1 Unit offer	1,025,000	10	1,024,990	-	-	1,025,000
Shares issued for services	70,000	1	53,444	-	-	53,445
Accounts payable settled with $0.50 Units	116,667	1	58,337	-	-	58,338
Shares issued pursuant to $0.50 Unit offer	1,000,000	10	499,990	-	-	500,000
Subscription (Note 14)	-	-	-	120,000	-	120,000
Net loss for the year	-	-	-	-	(914,758)	(914,758)

Balance – December 31, 2011	31,011,667	310	3,403,543	120,000	(1,118,870)	2,404,983
Shares issued pursuant to $0.30 Unit subscription received in 2011	400,000	4	119,996	(120,000)	-	-
Accounts payable settled with $0.30 Units	213,887	2	64,165	-	-	64,167
Accrued expenses settled with shares	11,667	1	6,578	-	-	6,579
Shares issued for services and prepaid expenses	249,000	2	104,998	-	-	105,000
Shares issued pursuant to $0.50 Unit offer	2,236,666	22	670,978	-	-	671,000
Share issuance costs	-	-	(17,100)			(17,100)
Net loss for the period				-	(399,262)	(399,262)

Balance – March 31, 2012	34,122,887	341	4,353,158	-	(1,518,132)	2,835,367

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Notes to Condensed Financial Statements
(Unaudited)

1.	Nature of Operations

Darlington Mines Ltd. (the “Company”) was incorporated in the State of Nevada on August 23, 2006. From August 23, 2006 to February 15, 2011 it was first, an exploration stage company, and recently a development stage company. On February 15, 2011 (the “Closing”) the Company closed a voluntary share exchange transaction (the “Share Exchange Transaction”) with The Pulse Beverage Corporation (“Pulse”) by and among the Company, Pulse and the stockholders of Pulse (the “Pulse Stockholders”). The Pulse Beverage Corporation manufactures and distributes Cabana™ 100% Natural Lemonade and plans to launch the Pulse® NutriPurpose™ brand of beverages in June, 2012. Pulse became a wholly-owned subsidiary. On February 16, 2011 the Company’s name was changed to “The Pulse Beverage Corporation”.

2.	Summary of Significant Accounting Policies

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

Recent Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3.	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,518,132 since inception and has incurred start-up losses. These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing and to generate profits and positive cash flow. The Company will require a cash injection of an additional $1,500,000 over the next twelve months to continue to grow its Cabana™ 100% Natural Lemonade and launch its PULSE® NutriPurpose™ brand. Management believes this additional capital will provide the Company the opportunity to be operationally cash flow positive and profitable over the next twelve months.

4.	Loan Receivable – Related party

Pursuant to a Letter Agreement dated December 24, 2010 between the Company and Catalyst Development Inc., (“Catalyst”) a company owned by the Company’s Chief of Product Development, the Company agreed to loan $200,000 to Catalyst. The loan bears interest at a rate of 4% per annum, is amortized over 25 years and matures on May 16, 2016 with a balloon payment due in the amount of $174,000. Between March 21, 2011 and May 26, 2011 the Company funded the entire $200,000 obligation pursuant to the Letter Agreement. In June 2011, Catalyst began paying the Company monthly principal and interest in the amount of $1,055. As of March 31, 2012, the remaining principal balance due is $196,796.

5.	Property and Equipment and Intangible Assets

Property and Equipment	Carrying Value March 31, 2012 $	Carrying Value December 31, 2011 $
Manufacturing equipment and molds	650,000	590,000
Display equipment	120,000	120,000
Office equipment and computers	26,113	26,113
Mobile display unit	125,000	125,000
Less: depreciation	(3,883)	(2,577)

Total Property and Equipment	917,231	858,536

Intangible Assets	Carrying Value March 31, 2012 $	Carrying Value December 31, 2011 $
Formulations and manufacturing methods	720,488	720,488
Trademarks	115,814	112,139
Side panel statement rights	125,000	125,000
Patents	50,160	50,160
Website	31,750	31,750
Less: Amortization	(11,255)	(8,309)

Total Intangible Assets	1,031,957	1,031,228

6.	Common Stock

During the quarter ended March 31, 2012 the Company:

a)	issued a total of 400,000 units (each a “$0.30 Unit”) pursuant to $120,000 received in 2011 in anticipation of the Company’s 2012 $0.30 Unit offering which was recorded as a subscription in stockholders’ equity at December 31, 2011. Each $0.30 Unit consisted of one share and one five year share purchase warrant to acquire one common share at $0.45;

b)	issued a total of 213,887 $0.30 Units to settle $64,167 in advisory and business consulting fees owing to Advisory Board members and a director. A total of $29,166 was to settle amounts owing at December 31, 2011 and $35,000 was for services owing for the quarter ended March 31, 2012. Each $0.30 Unit consisted of one share and one five year share purchase warrant to acquire one common share at $0.45;

c)	issued a total of 21,667 shares of common stock pursuant to an Advisory Board Agreement. The fair valued of the shares issued totaled $11,579. A total of $6,579 was to settle accrued amounts owing at December 31, 2011 and $5,000 was for services owing for the quarter ended March 31, 2012;

d)	issued a total of 239,000 common shares, having a fair value of $100,000, pursuant to agreements for services. A total of $50,000 was charged to operations and $50,000 was recorded as a prepaid expense;

e)	received $671,000 pursuant to the Company’s 2012 $0.30 Unit offering and issued a total of 2,236,666 $0.30 Units. Each $0.30 Unit consisted of one share and one five year share purchase warrant to acquire one common share at $0.45.

7.	Options and Warrants

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

During the year ended December 31, 2011, the Company has issued a total of 1,116,667 warrants to purchase shares of the Company’s common stock in connection with its $0.50 Unit offering. Each warrant is exercisable at a price of $0.75 per share and expires in 2016.

During the quarter ended March 31, 2012, the Company has issued a total of 2,850,553 warrants to purchase shares of the Company’s common stock in connection with its $0.30 Unit offering. Each warrant is exercisable at a price of $0.45 per share and expires in 2017.

No other options or warrants have been granted as of March 31, 2012. See Subsequent Events Note 8 for options and equity incentive earn-out shares granted on April 27, 2012.

8.	Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose:

a)	On May 9, 2012 the Company issued a total of 620,000 $0.30 Units pursuant to $186,000 received. Each $0.30 Unit consisted of one share and one five year share purchase warrant to acquire one common share at $0.45 per share expiring in 2017.

b)	On May 9, 2012 the Company issued a total of 91,333 $0.30 Units to settle advisory, director and consulting fees owing totaling $27,400. Each $0.30 Unit consisted of one share and one five year share purchase warrant to acquire one common share at $0.45

c)	On May 9, 2012 the Company issued a total of 178,571 shares at a fair value of $0.56 per share pursuant to a services contract payment of $100,000 owing for the period April 25, 2012 to July 25, 2012.

d)	On April 27, 2012 the Board of Directors of the Company resolved to grant stock options to certain officers, directors, employees and consultants to purchase 3,100,000 common shares at $0.50 per common share being the fair value as at April 25, 2012. A total of 25% invest immediately and 25% vests on October 31, 2012, 25% on April 30, 2012 and 25% on October 31, 2013. Vested options expire on April 30, 2017.

e)	On April 27, 2012 the Board of Directors of the Company resolved to issue shares to certain officers and consultants on an earn-out basis. A total of 650,000 shares are issuable for every 250,000 cases of product sold up to a maximum of 2,600,000 shares upon a total of 1,000,000 cases of product sold. Any shares not earned by December 31, 2013 will expire unissued.

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

Corporate History

We were incorporated as Darlington Mines Ltd. (the “Company”) in the State of Nevada on August 23, 2006. From August 23, 2006 to February 15, 2011 we were first, an exploration stage company, and recently a development stage company. On February 15, 2011 (the “Closing”) we closed a voluntary share exchange transaction with The Pulse Beverage Corporation (“Pulse”) by and among the Company, Pulse and the stockholders of Pulse. Pulse became a wholly-owned subsidiary and on February 16, 2011 the Company’s name was changed to “The Pulse Beverage Corporation”.

We manufacture and distribute Cabana™ 100% Natural Lemonade and we plan to launch Pulse® NutriPurpose™ brand of beverages in June, 2012.

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

We have an experienced management team of beverage industry executives that have successfully launched and/or managed the distribution for more than twenty-five major brands over the past twenty years. They have strong relationships with distributors and buyers who supply thousands of retail outlets, supermarkets and convenience stores.

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

Product Launch

We intend to launch our Pulse® NutriPurpose™ brand of beverages during June 2012. Pre-marketing with distributors is being done as we develop our distribution system with our initial product, Cabana™ 100% Natural Lemonades. Our strategy is to launch Pulse® NutriPurpose™ after we have established a distribution system with Cabana™. Our efforts with the launch of Pulse® would not be in establishing a distribution system but rather educating the beverage consumer as to the benefits of our functional products. With the existing distribution system being comfortable with the successful launch of the lemonade product, the more complex functional beverage product can then be launched less expensively into our established beverage distribution system. Mr. Ron Kendrick, our Chief of Product Development and Operations, and his team are presently completing the re-formulation of the Pulse® NutriPurpose™ line of beverages to be an all-natural, lower calorie functional beverage and to align the product with the hot-fill process when bottling. This process was completed on April 30, 2012. The hot-fill process of production allows the product to have all natural ingredients without the use of preservatives.

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
  management’s years of establishing strong distributor contacts allowed us to quickly set up an elaborate distribution system for our Cabana™ 100% Natural Lemonades with large, well known, Class “A” distributors so that the Pulse® NutriPurpose™ beverages could be launched inexpensively into the already established distribution system;
  We determined that the most efficient way to build up an extensive and reliable distribution system was to introduce a product that appealed to a wide variety of demographics and didn’t require a great deal of consumer education relating to the health benefits of the product.

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

Distribution Systems

Our distribution systems are comprised of the following types of distributors:

Direct Store Delivery (“DSD”)

DSDs provide pre-sales, delivery and merchandising services to their customers and have a large fleet of delivery vehicles and a substantial team of marketing and sales personnel to provide these full ranges of services. Service levels are daily and weekly and they require 25% to 30% gross profit from sales to their customers. As of the date of this Report, we maintain a network of approximately 50 distributors in over 27 states in America, nine provinces in Canada and Panama. We grant these independent distributors the exclusive right in defined territories to distribute finished cases of one or more of our products through written agreements. These agreements typically include compensation to those distributors in the event we provide product directly to one of our regional retailers located in the distributor’s region. We are also obligated to pay termination fees for cancellations of most of these written distributor agreements, which have terms generally ranging from one to three years. We have chosen, and will continue to choose, our distributors based on their perceived ability to build our brand franchise in convenience stores and grocery stores.

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
  completing development of a third branded product closely associated with the Pulse® NutriPurpose platforms planned to be launched in 2013;
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

Production Facilities

We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and independent contract manufacturers (co-packers). For our bottle products, we purchase certain raw materials which are delivered to our various third party co-packers. We currently use two primary co-packers located in Portland, Oregon and Pittsburgh, Pennsylvania to prepare and package our bottled products. We are negotiating co-packing agreements in at least two other strategic locations in Texas and California. We will need all four co-packing facilities in operation to take advantage of lower shipping rates. We intend to identify co-packers in Canada, Europe, and Asia to support the expansion of our products in those markets. Once the product is manufactured, we store the finished product at that location or in third party warehouses. These co-packing facilities are chosen on the basis of their proximity to markets covered by our distributors. Most of the ingredients used in the formulation of our products are off-the-shelf and thus readily available. No ingredient has a lead time greater than two weeks. Other than minimum case volume requirements per production run for most co-packers, we do not typically have annual minimum production commitments with our co-packers. Our co-packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs.

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

RESULTS OF OPERATIONS

The discussion that follows is derived from our unaudited interim balance sheets as of March 31, 2012 and 2011 and the unaudited statements of operations for the three months ended March 31, 2012 (‘2012”) and 2011 (“2011”) and the unaudited statements of cash flows for the three months ended March 31, 2012 and 2011.

Revenues, net

Prior to September 23, 2011 we were a development stage company as we had no operating revenues. Production of our Cabana™ 100% Natural Lemonade started on September 23, 2011and our first sale was October 2, 2011.  We had no revenues or operations during the quarter ended March 31, 2011 as production and sales had not begun.

Our revenues for 2012 were $377,000 (2011 - $nil) from 33,284 cases of Cabana 100% Natural Lemonade sold into its distribution system. This is over three times as many case sales as Q4 of 2011. We expect case sales to more than triple during Q2 of 2012 and expect a significant increase in sales in 2012 through a combination of additional DSD distributors, DTR distributors, re-orders and product awareness and product available to consumers through a full summer season. We also plan to recognize revenues from our Pulse® NutriPurpose™ beverages during quarter two of 2012.

We recognize revenue when delivery has occurred, the sales price is fixed and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. We record revenues, net of sales discounts.

Cost of Sales

Our cost of sales for 2012 was $289,000 (2011 – $nil). Cost of sales includes raw materials, co-packing services, lab testing and cost to deliver our product. We expect all cost variables to decrease as we source raw materials at a lower cost because of volume discounts; ship our product within a 500 mile radius of our co-packers and due to lower cost glass from a mid-west supplier.

Gross Profit

During 2012 our gross profit was $88,000 (23.3%) (2011 - $nil). Cost of our initial production runs was high due to: production techniques and variables we were testing and improving; higher than normal freight costs; higher raw material costs due to low volume purchasing; high cost of glass. The freight costs were higher because we were shipping product all over America from one production facility. These costs will decrease as we produce from strategically located co-packing facilities and deliver product within a 500 mile radius. We expect gross profits to normalize at 30% in the near-term and 35% in the long-term. Gross profit, as a percentage of sales, will also increase as we have a higher weighting of sales through DSD, lower our raw material cost through higher volume purchasing, bring on additional lower cost co-packers and take delivery of glass from a Zuckerman Honickman.

Expenses

During 2012 we incurred $500,000 of operating expenses (2011 - $116,000). This increase in operating expenses for 2012 is primarily due to our acquisition of the Pulse assets, the development of Cabana™ 100% Natural Lemonade and the accompanying change in the operations of our business.

Our highest operating expense is salaries, commissions and benefits which totaled $143,000 in 2012 (2011 - $15,250). We expect to incur increasing costs in salaries, commissions and benefits as we hire regional and district managers and additional staff for the launch of Pulse® NutriPurpose™. Commissions are expected to form part of regional and district managers’ salaries once they reach certain base performance levels. We also plan to pay commissions to part-time and full-time brokers. During 2012 we relied heavily on our senior management and brokers to develop our distribution system and sell product into it.

During 2012 we incurred:

  $133,000 of shareholder and investor relations expenses (2011 - $9,000). This cost includes: $65,000 paid to NBT Communications pursuant to a Professional Services Agreement of which $50,000 was paid by issuing 100,000 shares at a fair value of $0.50 per share, $15,000 paid to our public relations and shareholder liaison, $48,000 paid for broker and investor relations programs and $5,000 for issuing news releases. We expect shareholder, broker, and investor and public relations costs to remain similar for the rest of 2012.
  $51,000 (2011- $1,000) of office, insurance, rent and telephone expenses. The Company incurred $27,000 of office and delivery expenses, $12,000 of rent, $7,000 of insurance, $4,000 of telephone and $1,000 of bank charges. We expect office, rent and telephone to increase modestly in 2012 due to higher telephone costs associated with the hiring of regional and district managers. We expect office, insurance, rent and telephone to increase slightly for the rest of 2012 due to more insurance required and more telephone costs.
  $48,000 (2011 - $80,000) of professional fees including: $8,000 of general corporate legal fees, $26,000 of audit fees, $7,000 of legal fees associated with distribution agreements and $7,000 of legal fees associated with patent and trademark protection. We do not expect professional fees to increase dramatically for the rest of 2012.
  $34,000 (2011 - $nil) in travel including flights, accommodations, meals and automobile. This expense is expected to increase as we add to our team of regional, district and key account managers.
  $26,000 (2011 - $nil) in promotions, advertising and slotting fees. This cost includes magazine advertising, shipping samples to retailers and distributors, slotting fees and promotions and promotion allowances for distributors and various sales tools such as sell sheets, shelf strips and door decals. We expect this expense to increase to 6.5% of sales for the next twelve months and then settle at 5% of sales thereafter.
  $26,000 (2011 - $nil) of advisory and director fees. Our independent director was paid $5,000 and our Advisory Board members were paid $21,000 in 2012 (2011 - $nil). This expense is expected to increase as we appoint additional independent board members.
  $18,000 (2011 - $nil) of consulting fees. This expense is expected to increase as we take on business consultants in the future.
  $15,000 (2011 - $nil) in tradeshows which includes booth costs, sampling at booths, flight , accommodations and meals and various other tradeshow costs.  We expect this expense to increase moderately over the next year due to launching our flagship product Pulse® NutriPurpose™ in June, 2012.
  regulatory fees of $4,000 (2011 - $10,000). These costs include transfer agent, updating of our corporate manual and other regulatory costs of being a public company. We expect these costs to increase once we complete our goal of a senior stock exchange listing.
  $4,000 in amortization and depreciation (2011 – nil). We expect an increase in 2012 due to a full year of depreciation and assets being put into use.

Other Income

During 2012 we received interest income of $2,000 (2011 - $nil) from a loan we made to a related party in December 2010. We expect to receive this level of interest income during the remainder of 2012 through to 2014. During 2012 we recorded $11,000 of forgiveness of debt (2011 - $36,000).

Net Loss

During 2012 we incurred a net loss of $399,000 (2011 - $80,000). This increase in net loss for 2012 is due to our acquisition of the Pulse assets, the development of Cabana™ 100% Natural Lemonade and the accompanying change in our business. We expect net earnings for fiscal 2012 due to increased sales for our products, and increased gross profit, while keeping operating expenses at a modest level. We expect net earnings on a monthly basis starting in July, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During 2012 we increased our cash position from $88,000 as at December 31, 2011 to $319,000 as of March 31, 2012.

As at March 31, 2012, we had working capital of $694,000 ($322,000 as at December 31, 2011) which included cash of $319,000, accounts receivable of $206,000, inventories of $337,000 (including finished product of 7,461 cases costing $55,000, glass bottles of $135,000 and raw materials and supplies of $143,000) and prepaid expenses of $66,000. We have no debt other than accounts payable of $217,000 and accrued liabilities of $21,000. We have no long-term debt.

Subsequent to March 31, 2012, we received $96,000 pursuant to our $0.30 Unit private placement which has increased our working capital surplus. We also produced 38,435 cases in our two co-packing facilities during April 2012.

Cash Used in Operating Activities

During 2012 we used $63,000 (2011 - $392,000) in investing activities. We spent $64,000 on capital expenditures, $60,000 for molds for our Cabana glass bottle and $4,000 for Canadian Cabana labels offset by $1,000 we received from our related party loan. In 2011 we spent $100,000 acquiring the Pulse assets from Health Beverage LLC and $20,000 on our website. During 2011 we loaned $50,000 to Catalyst Development (a related party) pursuant to a Letter Agreement (total loaned to date was $200,000) of which $1,000 was repaid during 2012.

Cash Used in Investing Activities

During 2012, we received $671,000 and issued 2,236,666 common shares pursuant to our $0.30 Unit private placement. Each $0.30 Unit consisted of one share and one five year share purchase warrant to acquire one share at $0.45 per share expiring in 2017. We paid a total of $17,100 as finders’ fees associated with this offering. During 2011 we received $1,025,000 pursuant to a private placement and issued 1,025,000 shares at $1.00 per share.

Cash Provided by Financing Activities

During 2012, we received $671,000 and issued 2,236,666 common shares pursuant to our $0.30 Unit private placement. Each $0.30 Unit consisted of one share and one five year share purchase warrant to acquire one share at $0.45 per share expiring in 2017. We paid a total of $17,100 as finders’ fees associated with this offering. During 2011 we received $1,025,000 pursuant to a private placement and issued 1,025,000 shares at $1.00 per share. We also repaid $65,000 in short-term loans.

Additional Capital

While we have raised the capital necessary to meet our working capital and financing needs in the past and in the short-term, additional financing of $1,500,000 is required to finance the growth of our domestic and international distribution network, to continue to build our products, to launch our Pulse brand and for working capital. Management believes this additional capital will provide us the opportunity to be operationally cash flow positive and profitable over the next twelve months. Our inability to generate sufficient liquidity from operations or in raise sufficient capital resources on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. Our independent auditors have stated in their Audit Report dated March 16, 2012, included in our Annual Report on Form 10-K for our year ended December 31, 2011, that we suffered start-up losses and are dependent upon the sale of our securities or obtaining debt financing to meet our obligations and sustain our operations, which raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There can be no assurance that future financing will be available to us, or if available, on terms acceptable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Additional equity financing could result in additional dilution to our existing shareholders.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at March 31, 2012, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

  Revenue Recognition;
  Stock Based Compensation; and
  Use of Estimates.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of, and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods. Net sales have been determined after deduction of discounts and other allowances in accordance with ASC 605-50.

Stock Based Compensation

We account for stock-based compensation in accordance with the provisions of SFAS No. 123(R), “Share Based Payments”. We measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value. Pursuant to a Special Meeting of Shareholders of the Company, held on July 29, 2011, our shareholders approved our 2011 Equity Incentive Plan (“The 2011 Plan"). A total of 4,500,000 common shares are reserved under The 2011 Plan. The 2011 Plan authorizes our Board of Directors to grant options, restricted stock awards, performance stock awards and stock appreciation rights. As of March 31, 2012 there were no stock options issued pursuant to The 2011 Plan.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no recently issued Accounting Pronouncements that impact us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Robert Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on that evaluation it was concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 25, 2012 and March 5, 2012 we issued 213,887 Units at $0.30 per Unit (each a “$0.30 Unit”) to members of the advisory board and a director to settle $64,166 of fees owing. Each Unit consisted of one share of common stock and a five year warrant to purchase one share of common stock at an exercise price of $0.45. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act of 1933 and comparable exemptions for issuances to “accredited” investors under state securities law.

On January 25, 2012, we issued 11,667 shares of common stock and on March 5, 2012 we issued 10,000 shares of common stock pursuant to an Advisory Board Agreement. We relied on an exemption from registration under the Securities Act provided by Rule 506.

Pursuant to a service agreement dated January 25, 2012, we issued 139,000 shares of common stock valued at $50,000.

We relied on an exemption from registration under the Securities Act provided by Rule 506.

We issued 2,570,000 $0.30 Units pursuant to subscription agreements with foreign accredited investors for cash proceeds of $771,000 of which $120,000 was received in December 2011. Each Unit consisted of one share of common stock and a five year warrant to purchase one share of common stock at an exercise price of $0.45. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act. The Units were issued to a number of foreign investors who are “accredited investors,” based upon representation made by such investors. We paid a total of $17,100 as finders’ fees associated with this offering.

In March, 2012 we issued 66,666 $0.30 Units pursuant to subscription agreements with two officer/directors for cash proceeds of $20,000. Each Unit consisted of one share of common stock and a five year warrant to purchase one share of common stock at an exercise price of $0.45. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act and comparable exemptions for issuances to “accredited” investors under state securities laws.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.

Not applicable.

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

THE PULSE BEVERAGE CORPORATION
Date: May 15, 2012	BY:	/s/ Robert Yates
Robert Yates
Principal Executive, Financial, and Accounting Officer