Form 10-Q
period 2012-06-30
Pulse Beverage Corp
filed 2012-08-14
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2012

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

36,232,235 shares of common stock, par value $0.00001, as of August 14, 2012.

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

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

           The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Pulse Beverage Corporation
Condensed Balance Sheets
As at June 30, 2012 (Unaudited) and December 31, 2011

	June 30, 2012 $	December 31, 2011 $
ASSETS

Current Assets

Cash	221,233	87,918
Accounts receivable (Note 4)	475,763	21,302
Inventories (Note 5)	546,494	370,968
Prepaid expenses	75,260	46,907
Current portion of loan receivable – related party (Note 6)	4,984	4,885

Total Current Assets	1,323,734	531,980
Property and equipment, net of accumulated depreciation of $8,789 and $2,577 (Note 7)	954,423	858,536
Other assets
Loan receivable, net of current portion – related party (Note 6)	190,597	193,114
Intangible assets, net of accumulated amortization of $16,292 and $8,309 (Note 7)	1,030,950	1,031,228
Total Other Assets	1,221,547	1,224,342

Total Assets	3,499,704	2,614,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	471,192	189,483
Accrued liabilities	235,654	20,392

Total Current Liabilities	706,846	209,875

Contingencies	-	-

Stockholders’ Equity

Preferred Stock, 1,000,000 shares authorized, $0.001 par value, none issued	-	-
Common Stock, 100,000,000 shares authorized, $0.00001 par value 35,017,235 and 31,011,667 issued and outstanding, respectively (Notes 8, 9 and 10)	350	310
Additional Paid in Capital	5,144,361	3,403,543
Subscription (Note 8)	160,000	120,000
Deficit	(2,511,853)	(1,118,870)

Total Stockholders’ Equity	2,792,858	2,404,983

Total Liabilities and Stockholders’ Equity	3,499,704	2,614,858

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Condensed Statements Operations
Three Months and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended June 30, 2012 $	Three Months Ended June 30, 2011 $	Six Months Ended June 30, 2012 $	Six Months Ended June 30, 2011 $

Revenue, net	955,526	-	1,332,224	-
Cost of Sales	653,217	-	942,195	-

Gross Profit	302,309	-	390,029	-

Expenses
Advisory board and director fees	27,688	22,750	53,738	22,750
Amortization and depreciation	9,944	-	14,195	-
Commissions	859	-	1,359	-
Consulting fees	18,000	18,000	36,000	18,000
Office, insurance, rent and telephone	36,254	11,901	93,704	13,088
Professional fees	18,374	24,675	65,941	105,073
Promotions, advertising and slotting fees	123,229	875	142,699	875
Regulatory fees	2,945	15,004	6,490	25,079
Salaries and benefits	214,381	41,593	356,062	56,843
Share-based compensation (Note 10)	657,079	-	657,079	-
Shareholder, broker and investor relations	131,463	42,311	264,078	51,061
Tradeshows	2,665	-	17,686	-
Travel	55,092	4,065	89,067	4,065

Total Operating Expenses	1,297,973	181,174	1,798,098	296,834

Net Loss Before Other Income	(995,664)	(181,174)	(1,408,069)	(296,834)

Other Income (Expenses)
Forgiveness of debt	-	-	10,971	36,018
Interest income	2,059	1,642	4,116	1,747

Total Other Income	2,059	1,642	15,087	37,765

Net Loss	(993,605)	(179,532)	(1,392,982)	(259,069)

Net Loss Per Share – Basic and Diluted	(0.03)	(0.01)	(0.04)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	34,622,000	29,825,000	33,445,000	23,390,000

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Condensed Statements of Cash Flows
Six Months Ended June 30, 2012 and 2011
(Unaudited)

	2012 $	2011 $
Operating Activities

Net loss	(1,392,982)	(259,069)
Less non-cash items:
Amortization and depreciation	14,195	-
Shares and options issued for services	602,392	-
Forgiveness of debt	-	(36,018)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(454,461)	-
(Increase) decrease in prepaid expenses	121,646	(54,621)
(Increase) in inventories	(175,526)	(138,055)
Increase in accounts payable and accrued liabilities	526,141	87,408

Net Cash Used in Operating Activities	(758,598)	(400,355)

Investing Activities

Investment in note receivable - related party	-	(200,000)
Repayment of note receivable - related party	2,418	390
Acquisition of property and equipment	(102,100)	(105,371)
Acquisition of intangible assets	(7,705)	(41,730)

Net Cash Used in Investing Activities	(107,387)	(346,711)

Financing Activities

Cash received in acquisition	-	56
Repayment of short-term loans	-	(65,442)
Proceeds from the sale of common stock, net of fees	839,300	1,025,000
Subscriptions	160,000	-

Net Cash Provided by Financing Activities	999,300	959,614

Increase in Cash	133,315	212,548

Cash - Beginning of Period	87,918	-

Cash - End of Period	221,233	212,548

Non-cash Financing and Investing Activities:

Acquisition of assets for common shares	-	1,618,020
Short-term loans and payables assumed in acquisition	-	167,165
Shares issued for services, debt and prepaid expenses	304,479	-

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Condensed Statement of Stockholders’ Equity
From December 31, 2009 to June 30, 2012
(Unaudited)

	Shares #	Amount $	Additional Paid-in Capital $	Subscriptions $	Deficit $	Total $

Balance – December 31, 2010	3,515,000	35	149,015	-	(204,112)	(55,062)
Shares issued as dividend	38,665,000	387	(387)	-	-	-
Cancellation of shares	(26,660,000)	(267)	267	-	-	-
Shares issued for asset acquisition	13,280,000	133	1,617,887	-	-	1,618,020
Shares issued pursuant to $1 Unit offer	1,025,000	10	1,024,990	-	-	1,025,000
Shares issued for services	70,000	1	53,444	-	-	53,445
Accounts payable settled with $0.50 Units	116,667	1	58,337	-	-	58,338
Shares issued pursuant to $0.50 Unit offer	1,000,000	10	499,990	-	-	500,000
Subscriptions	-	-	-	120,000	-	120,000
Net loss for the year	-	-	-	-	(914,758)	(914,758)

Balance – December 31, 2011	31,011,667	310	3,403,543	120,000	(1,118,870)	2,404,983
Shares issued pursuant to $0.30 Unit Private Placement received in 2011	400,000	4	119,996	(120,000)	-	-
Accounts payable settled with $0.30 Units	309,664	3	92,897	-	-	92,900
Accrued expenses settled with shares	11,667	-	6,579	-	-	6,579
Shares issued for services and prepaid expenses	427,571	4	204,996	-	-	205,000
Shares issued pursuant to $0.30 unit private placement	2,856,666	29	856,971	-	-	857,000
Share issuance costs	-	-	(17,700)	-	-	(17,700)
Subscriptions	-	-		160,000	-	160,000
Stock based compensation	-	-	477,079	-	-	477,079
Net loss for the period	-	-	-	-	(1,374,983)	(1,374,983)

Balance – June 30, 2012	35,017,235	350	5,144,361	160,000	(2,493,853)	2,810,858

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Notes to Condensed Interim Financial Statements
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

Accounts receivable

Accounts receivable is reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

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

Share Based Compensation

We account for share based compensation in accordance with the provisions of SFAS No. 123(R), “Share Based Payments”. We measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value. Pursuant to a Special Meeting of Shareholders of the Company, held on July 29, 2011, our shareholders approved our 2011 Equity Incentive Plan (“The 2011 Plan"). A total of 4,500,000 common shares are reserved under The 2011 Plan. The 2011 Plan authorizes our Board of Directors to grant options, restricted stock awards, performance stock awards and stock appreciation rights.See Note 10 for share based compensation.

Recent Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3.	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $2,511,853 since inception and has incurred start-up losses. These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing and to generate profits and positive cash flow. The Company will require a cash injection of an additional $3,000,000 over the next twelve months to continue to grow its Cabana™ 100% Natural Lemonade and launch its PULSE® NutriPurpose™ brand. Management believes this additional capital will provide the Company the opportunity to be operationally cash flow positive over the next twelve months.

4.	Accounts Receivable

Accounts receivable consist of the following:

	Carrying Value June 30, 2012 $	Carrying Value December 31, 2011 $
Trade accounts receivable	475,763	21,302
Due from related party	-	-
Less: Allowance for doubtful accounts	-	-

	475,763	21,302

5.	Inventory

Inventory consists of the following:

	Carrying Value June 30, 2012 $	Carrying Value December 31, 2011 $
Finished goods	395,019	107,559
Work in process	3,061	3,061
Raw Materials	148,414	260,348

	546,494	370,968

6.	Loan Receivable – Related party

Pursuant to a Letter Agreement dated December 24, 2010 between the Company and Catalyst Development Inc., (“Catalyst”) a company owned by the Company’s Chief of Product Development, the Company agreed to loan $200,000 to Catalyst. The loan bears interest at a rate of 4% per annum, is amortized over 25 years and matures on May 16, 2016 with a balloon payment due in the amount of $174,000. Between March 21, 2011 and May 26, 2011 the Company funded the entire $200,000 obligation pursuant to the Letter Agreement. In June 2011, Catalyst began paying the Company monthly principal and interest in the amount of $1,055. As of June 30, 2012, the remaining principal balance due is $195,581.

7.	Property and Equipment and Intangible Assets

Property and equipment consists of the following:	Carrying Value June 30, 2012 $	Carrying Value December 31, 2011 $
Manufacturing equipment and molds	679,485	590,000
Display equipment	130,562	120,000
Office equipment and computers	28,165	26,113
Mobile display unit	125,000	125,000
Less: depreciation	(8,789)	(2,577)

Total Property and Equipment	954,423	858,536

Intangible assets consists of the following:	Carrying Value June 30, 2012 $	Carrying Value December 31, 2011 $
Formulations and manufacturing methods	720,488	720,488
Trademarks	119,844	112,139
Side panel statement rights	125,000	125,000
Patents	50,160	50,160
Website	31,750	31,750
Less: Amortization	(16,292)	(8,309)

Total Intangible Assets	1,030,950	1,031,228

8.	Common Stock

During the six months ended June 30, 2012 the Company:

a)	issued a total of 305,220 $0.30 Units fair valued at $92,900 in advisory and business consulting fees owing to Advisory Board members a director and employee. A total of $29,166 was to settle amounts owing at December 31, 2011 and $63,734 was for services owing for the quarter ended March 31, 2012. Each $0.30 Unit consisted of one share and one five year share purchase warrant to acquire one common share at $0.45;

b)	issued a total of 21,666 shares of common stock pursuant to an Advisory Board Agreement. The fair valued of the shares issued totaled $11,579. A total of $6,579 was to settle accrued amounts owing at December 31, 2011 and $5,000 was for services owing for the quarter ended March 31, 2012;

c)	issued a total of 417,570 common shares, having a fair value of $200,000, pursuant to agreements for services. A total of $150,000 was charged to operations and $50,000 was recorded as a prepaid expense as at June 30, 2012;

d)	received $857,000 pursuant to the Company’s 2012 $0.30 Unit offering and issued a total of 2,856,666 $0.30 Units. Each $0.30 Unit consisted of one share and one five year share purchase warrant to acquire one common share at $0.45.

e)	issued a total of 400,000 $0.30 Units pursuant to $120,000 received prior to December 31, 2011.

f)	See note 11, Subsequent Events, for shares issued subsequent to June 30, 2012.

9.	Warrants Outstanding

The following warrants are issued and outstanding as at June 30, 2012:

No. of Warrants	Exercise Price	Expiry Date
1,116,667	$.075	September 16, 2016
497,220	$.045	January 25, 2017
350,000	$.045	February 9, 2017
1,200,000	$.045	February 23, 2017
203,333	$.045	March 5, 2017
600,000	$.045	March 29, 2017
320,000	$.045	April 30, 2017
395,777	$0.45	May 9, 2017
4,682,997

10.	Share based Compensation

On July 29, 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan") under which the Company is authorized to grant up to a total of 4,500,000 shares of common stock. Further, the 2011 Plan authorizes the Board of Directors to grant options, restricted stock awards, performance stock awards and stock appreciation rights as compensation for services to the Company.

On April 27, 2012 the Company granted performance equity compensation awards to certain officers, directors and consultants (the “Performance Equity Recipients”). The Company is to issue 600,000 shares to Performance Equity Recipients on the basis of 600,000 shares for each 250,000 cases of any of the Company’s products sold to a maximum of 2,400,000 shares to be issued once 1,000,000 cases are sold. As at June 30, 2012 the Performance Equity Recipients have earned 305,000 shares. The Company has recorded this future share issuance commitment at $0.59 per share being the fair value of the shares on June 30, 2012. The Company recorded $180,000 as a share based compensation expense for the quarter ended June 30, 2012.

On April 27, 2012 the Company granted stock options under the 2011 Plan to certain officers, directors, employees and consultants to purchase 3,100,000 common shares at $0.50 per common share on or before April 30, 2017. A total of 25% vests immediately and a further 25% vests on each of October 31, 2012, April 30, 2013 and October 31, 2013.  During the three months ended June 30, 2012, the Company recorded share based compensation of $477,079.

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average grant date fair values of stock options granted and vested during the six months ended June 30, 2012 and 2011 were $0.37 and $nil per share, respectively.

The weighted average assumptions used for each of the six months ended June 30, are as follows:

	2012	2011

Expected dividend yield	0%	–
Risk-free interest rate	0.26%	–
Expected volatility	104%	–
Expected option life (in years)	5.00	–

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$

Outstanding, December 31, 2011	–	–	–	–

Granted	3,100,000	0.50

Outstanding, June 30, 2012	3,100,000	0.50	4.84	279,000

Exercisable, June 30, 2012	775,000	0.50	4.84	69,750

A summary of the status of the Company’s non-vested stock options outstanding as of December 31, 2011, and changes during the six months ended June 30, 2012 is presented below:

Non-vested stock options	Number of Options	Weighted Average Grant Date Fair Value
		$
Non-vested at December 31, 2011	–	–

Granted	3,100,000	0.37
Vested	(775,000)	0.37

Non-vested at June 30, 2012	2,325,000	0.37

As at June 30, 2012, there was $711,220 of unrecognized compensation cost related to non-vested stock option agreements expected to be recognized over a weighted average period of 1.34 years.

11.	Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose:

a)	On July 6, 2012 the Company issued a total of 275,000 Units at $0.40 per Unit for $60,000 received as at June 30, 2012 and $50,000 received subsequently. Each $0.40 Unit consisted of one share and one three year share purchase warrant to acquire one common share at $0.60 per share expiring in 2015.

b)	On July 6, 2012 the Company issued a total of 40,000 shares of common stock pursuant to an Advisory Board Agreement. The fair valued of the shares issued totaled $23,600 which was to settle accrued amounts owing at June 30, 2012;

c)	The Company issued a total of 150,000 common shares, having a total fair value of $83,000, pursuant to two agreements for services. A total of $83,000 was charged to prepaid expenses;

d)	On July 17, 2012 the Company received $250,000 pursuant to a short-term bridge loan from an unrelated party. Terms of this loan has not been determined;

e)	In July, 2012 the Company received a further $300,000 pursuant to its $0.40 Unit offering. A total of 500,000 units were issued on July 25, 2012 and 250,000 units on August 13, 2012.

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

We manufacture and distribute Cabana™ 100% Natural Lemonade and we plan to launch Pulse® NutriPurpose™ brand of beverages in the fall of 2012.

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

Products

Our products are targeted at a) the non-carbonated lemonade segment and b) the nutritional/functional “nutraceutical” beverage segment. Non-carbonated beverages divide into a number of categories including energy and sports drinks, teas, juices, lemonades, bottled water, and nutraceuticals. These beverage categories include a host of products that are fortified with vitamins, minerals and dietary supplements.

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

Pulse® NutriPurpose™

Our Pulse® NutriPurpose™ brand of beverages is not an emerging growth brand; it is 2 to 3 years ahead in development as significant development and test marketing costs were spent by a major healthcare company. Our Pulse® NutriPurpose™ brand is formulated and aimed at specific health platforms, providing all natural functional ingredients in a low calorie format. “NutriPurpose™" and “NutriPurposed™ are trademarked terms combining the essence of “nutrition” and “purposed functionality” and depicts a food product that provides health and nutritional benefits. ”Pulse: Nutrition Made Simple®” is a registered trademark. We offer consumers the nutrients they need in a convenient package. The nutrients in all Pulse® Nutripurpose™ beverages are backed by solid research and are scientifically demonstrated to promote health in targeted areas. The nutritional ingredients were specifically selected to provide the nutrition necessary to achieve targeted health benefits. These nutrients normally cannot be consumed in adequate amounts by eating food without substantially increasing calories.

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

Product Launch

We intend to launch our Pulse® NutriPurpose™ brand of beverages during the fall of 2012. Pre-marketing with distributors is being done as we develop our distribution system with our initial product, Cabana™ 100% Natural Lemonades. Our strategy has always been to launch Pulse® NutriPurpose™ after we have established a distribution system with Cabana™ 100% Natural Lemonade. Our efforts with the launch of Pulse® will focus on educating the beverage consumer as to the benefits of our functional products. With the existing distribution system being comfortable with the successful launch of our lemonade product, the more complex functional beverage product can then be launched less expensively into our established international and nationwide beverage distribution system.

Our product development team has completed packaging design and improved the flavor profile enhancements to ensure the high level of nutritional/functional ingredients contained in our Pulse® beverage products taste great and have appropriate shelf life. We have also ensured Pulse® is a lower calorie functional beverage. We will use a hot-fill process of production to allow the Pulse® product to have all natural ingredients without the use of preservatives.

Cabana™ 100% Natural Lemonade

Cabana™ 100% Natural Lemonade is a line-up of refreshing, all-natural, “good-for-you”, ready-to-drink lemonades in six distinct and great tasting flavors, offering significantly reduced calories without the use of artificial sweeteners or coloring. Our Cabana™ 100% Natural Lemonade offers approximately 40% less calories than our competitors and is one of two all-natural lemonades in the marketplace.

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

Product Positioning

We are positioning our Cabana™ 100% Natural Lemonades as natural complements to food in an effort to broaden their appeal. We believe that the lemonade market is well established and that there is an immediate demand in North America and internationally.  Our Cabana™ 100% Natural Lemonades, being all-natural, lower calorie, and “good for you”, are in-line with our corporate mission to reach a large demographic by aiming to be the healthiest, all-natural lemonade in the marketplace. Our sales team has polled retail stores where our Cabana™ 100% Natural Lemonades are presently selling and the feedback is that they are selling very well with very little advertising.

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

Distribution Systems

Our distribution systems are comprised of the following types of distributors:

Direct Store Delivery (“DSD”)

DSDs provide pre-sales, delivery and merchandising services to their customers and have a large fleet of delivery vehicles and a substantial team of marketing and sales personnel to provide these full ranges of services. Service levels are daily and weekly and they require 25% to 30% gross profit from sales to their customers. As of the date of this Report, we maintain a network of more than 60 distributors in over 33 states in America, Canada, Panama and Bermuda. We grant these independent distributors the exclusive right in defined territories to distribute finished cases of one or more of our products through written agreements. These agreements typically include compensation to those distributors in the event we provide product directly to one of our regional retailers located in the distributor’s region. We are also obligated to pay termination fees for cancellations of most of these written distributor agreements, which have terms generally ranging from one to three years. We have chosen, and will continue to choose, our distributors based on their perceived ability to build our brand franchise in convenience stores and grocery stores.

We do not have any DSD distributors who account for more than 10% of sales.

Direct to Retail Channel (“DTR”)

We have large retail convenience store (“C-store”) and grocery store customers where we ship direct to a retailers warehousing system. Retailers must have warehousing and delivery capabilities. Services to retailer are provided by an assigned broker, approved by us, to oversee all needs which provide some pre-sale and merchandising services. Our direct to retail channel of distribution is an important part of our strategy to target large national or regional restaurant chains, retail accounts, including mass merchandisers and premier food-service businesses. Through these programs, we negotiate directly with the retailer to carry our products, and the account is serviced through the retailer’s appointed distribution system. As of the date of this Report we have obtained listings and orders for Cabana™ 100% Natural Lemonade with certain key retail grocery, convenience and mass merchandiser accounts. These arrangements are terminable at any time by these retailers or us, and contain no minimum purchase commitments.

We do not have any DTR distributors who account for more than 10% of sales.

Sales and Marketing Strategy

We use a mix of industry standard sales and marketing strategies. We plan to capitalize on mounting concern with health issues. While our products may not offer a total solution to health issues, if our products were widely distributed, our products might help lower the incident of a wide variety of diet related disorders, including obesity and diabetes. We plan to launch a public relations campaign during the fall of 2012. The campaign is aimed to enhance our public image as a purveyor of products that are healthy, good tasting and foster the belief that our products can be a standard against which all competitive products must inevitably be measured. In addition, we intend to garner the support of influential health organizations, advocacy groups, major publications, social networks, school boards and health providers for our products. Our goal is to shape public perception with a carefully planned and executed advertising campaign together with a determined sales effort, spearheaded by our network of distributors and salespeople.

Sales Organization and Compensation

Our sales team is managed by our CEO, Robert Yates and our VP and National Sales Manager, Parley (Paddy) Sheya. They are supported by regional, district and key account managers. Our sales team is focusing on adding regional and national chain grocery stores and C-Stores throughout the territories that we have distribution as well as adding distributors for the areas we do not have distribution. We are completing distribution agreements for Mexico, Jamaica, Bahamas and Philippines. We will focus on Asia and Europe during 2013.

We pay our senior sales executives a contracted amount and will pay sales people a commission. The commission will be based strictly on performance and will require that they achieve certain sales levels.

Growth Strategy

Our growth strategy includes:

  securing additional distributors in America and internationally;
  securing DTR’s and key accounts across America and internationally;
  updating our website overall and to add online shopping in the fall of 2012;
  launching our flagship beverage product Pulse® NutriPurpose brand in the fall of 2012;
  expanding our Pulse® NutriPurpose™ brand by developing new proprietary formulations;
  completing development of a third branded product closely associated with the Pulse® NutriPurpose platforms planned to be launched in 2013;
  acquiring products and/or securing distribution rights that complement or extend our current product mix;
  expand distribution for all products into Asia and internationally in 2013;
  acquire North American distribution rights for a successful Himalayan premium water brand;
  obtaining a more senior stock exchange listing in North America.

Production Facilities

We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and independent contract manufacturers (co-packers). For our bottle products, we purchase certain raw materials which are delivered to our various third party co-packers. We currently use three primary co-packers located in Portland, Oregon, Marion, Virginia and Dallas, Texas to prepare and package our bottled products. We need these three strategically located co-packing facilities to take advantage of lower freight rates and to deliver our products more efficiently. We intend to identify co-packers in Canada, Europe, and Asia to support the expansion of our products in those markets. Once the product is manufactured, we store the finished product at that location or in third party warehouses. These co-packing facilities are chosen on the basis of their proximity to markets covered by our distributors. Most of the ingredients used in the formulation of our products are off-the-shelf and thus readily available. No ingredient has a lead time greater than two weeks. Other than minimum case volume requirements per production run for most co-packers, we do not typically have annual minimum production commitments with our co-packers. Our co-packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs.

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

New Product Development

Our product philosophy will continue to be based on developing products in those segments of the market that offer the greatest chance of success such as health, wellness and natural refreshment and we will continue to seek out underserved market niches. We believe we can quickly respond, given our technical and marketing expertise, to changing market conditions with new and innovative products. We are committed to developing products that are distinct, meet a quantifiable need, are proprietary, lend themselves to at least a 33% gross profit and projects a high quality/healthy image. We are identifying brands of other companies with a view to acquiring them or taking on the exclusive distributorship of their products.

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

RESULTS OF OPERATIONS

The discussion that follows is derived from our unaudited condensed interim balance sheets as of June 30, 2012 and 2011 and the unaudited condensed interim statements of operations for the three months and six months ended June 30, 2012 and 2011 and the unaudited condensed interim statements of cash flows for the six months ended June 30, 2012 and 2011.

For the three months ended June 30, 2012 (Q2-2012) and 2011 (Q2-2011)

Revenues, net

Prior to September 23, 2011 we were a development stage company as we had no operating revenues. Production of our Cabana™ 100% Natural Lemonade started in the fall of 2012.  We had no revenues or operations during the quarter ended June 30, 2011 as production and sales had not begun. We recognize revenue when delivery has occurred, the sales price is fixed and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. We record revenues, net of sales discounts.

Our revenues for Q2-2012 were $956,000 (Q2-2011 - $nil) on 84,000 (Q1-2012 - 33,000) cases of Cabana 100% Natural Lemonade sold. This is an increase of 154% quarter over quarter. We expect a similar increase in sales during Q3-2012. We expect to continue to increase sales during the remainder of 2012 through a combination of additional DSD distributors, DTR distributors, re-orders and product awareness and product available to consumers through a full summer season. We also plan to recognize revenues from our Pulse® NutriPurpose™ beverages during the latter part of Q3-2012.

Cost of Sales

Our cost of sales for Q2-2012 was $653,000 (Q2-2011 – $nil). Costs have decreased from Q1-2012 due to higher volume of product produced and lower freight costs due to co-packing facilities closer to our distributors. Cost of sales includes raw materials, co-packing services, lab testing and cost to deliver our product. We expect all cost variables to decrease as we source raw materials at a lower cost because of volume discounts; ship our product within a 500 mile radius of our co-packers and due to lower cost glass from a mid-west supplier.

Gross Profit

Our gross profit for Q2-2012 was $302,000 or 31.64% of sales (Q2-2011 - $nil). Our gross profit has increased due to a 154% increase in sales and a decrease in cost of sales. Cost of our initial production runs was high due to: production techniques and variables we were testing and improving; higher than normal freight costs; higher raw material costs due to low volume purchasing; high cost of glass. The freight costs were higher because we were shipping product all over America from one production facility. These costs have decreased due to the addition of an east-coast co-packing facility. We expect gross profits to normalize at 35% in the near-term and 40% in the long-term. Gross profit, as a percentage of sales, will increase to 40% as we increase our weighting of sales through DSD distributors, lower our raw material cost through higher volume purchasing, reduce our freight costs and bring on additional lower cost co-packers.

Expenses

During Q2-2012 we incurred $1,298,000 of operating expenses (Q2-2011 - $181,000). This increase in operating expenses during Q2-2012 compared to Q2-2011 is primarily due to changing from a development stage company during Q2-2011 to a fully operating company during Q2-2012.

During Q2-2012 we incurred $657,000 of share based compensation (Q2-2011 - $nil). On July 29, 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan") under which we are authorized to grant up to a total of 4,500,000 shares of common stock. Further, the 2011 Plan authorizes our Board of Directors to grant options, restricted stock awards, performance stock awards and stock appreciation rights as compensation for services to us. On April 27, 2012 we granted performance equity compensation awards to certain officers, directors and consultants (the “Performance Equity Recipients”). We are to issue 600,000 shares to Performance Equity Recipients on the basis of 600,000 shares for each 250,000 cases of any of our products sold to a maximum of 2,400,000 shares to be issued once 1,000,000 cases are sold. As at June 30, 2012 the Performance Equity Recipients have earned 305,000 shares. We have recorded this future share issuance commitment at $0.59 per share being the fair value of the shares on June 30, 2012. We recorded $180,000 as share based compensation expense for Q2-2012. On April 27, 2012 we granted stock options under the 2011 Plan to certain officers, directors, employees and consultants to purchase 3,100,000 common shares at $0.50 per common share on or before April 30, 2017; 25% of the options vest immediately and a further 25% vest on each of October 31, 2012, April 30, 2013 and October 31, 2013.  During Q2-2012 we recorded share based compensation of $477,079.

During Q2-2012 we incurred $214,000 of salaries and benefits (Q2-2011 - $42,000). We expect to incur increasing costs in salaries and benefits but on a lower rate. At the end of Q2-2012 we hired personnel in the area of freight logistics and in sales. We intend to add regional and district sales managers for our distribution system and additional staff for the launch of Pulse® NutriPurpose™ in the fall of 2012. Commissions will form part of regional and district sales managers’ salaries once they reach certain base performance levels. During Q2-2012 this was a minimal cost.

During Q2-2012 we incurred $131,000 of shareholder, broker and investor relations costs (Q2-2011 - $42,000). This cost includes: $15,000 paid to NBT Communications pursuant to a Professional Services Agreement, $15,000 paid to our public relations and shareholder liaison, $3,000 for issuing news releases and $98,000 paid for broker and investor relations, of which $83,000 was paid for by issuing common shares.

During Q2-2012 we incurred $36,000 (Q2-2011- $12,000) of office, insurance, rent and telephone expenses. The Company incurred $10,000 of office and delivery expenses, $14,000 of rent, $6,000 of insurance, $4,000 of telephone and $2,000 of foreign exchange. We expect office and telephone expenses to increase modestly in 2012 due to costs associated with the hiring of regional and district sales managers.

During Q2-2012 we incurred $18,000 (Q2-2011 - $80,000) of professional fees including: $3,000 of general corporate legal fees, $5,000 of auditors’ review fees, $4,000 of legal fees associated with distribution agreements and $6,000 of legal fees associated with patent and trademark protection. We do not expect professional fees to increase dramatically for the rest of 2012.

During Q2-2012 we incurred $55,000 (Q2-2011 - $nil) in travel including flights, accommodations, meals and automobile. This expense is expected to increase as we add to our team of regional, district and key account sales managers.

During Q2-2012 we incurred $123,000 (Q2-2011 - $nil) in promotions, advertising, slotting fees and sample delivery costs. This cost includes magazine advertising, shipping samples to retailers and distributors, slotting fees and in-store promotions and promotion allowances for distributors and various sales tools such as sell sheets, shelf strips and door decals. We expect this expense to increase to 6.5% of sales for the next twelve months and then settle at 5% of sales thereafter.

During Q2-2012 we incurred $28,000 (Q2-2011 - $23,000) of advisory and director fees. Our independent director was paid $5,000 and our Advisory Board members were paid $23,000. This expense is expected to increase as we appoint additional independent board members.

During Q2-2012 we incurred $18,000 (Q2-2011 - $18,000) of consulting fees. This expense is expected to increase as we take on business consultants in the future.

During Q2-2012 we incurred $3,000 (Q2-2011 - $nil) in tradeshows which included attendance at a tradeshow in Anaheim, California. We expect this expense to increase moderately over the next year due to launching our flagship product Pulse® NutriPurpose™ in the fall of 2012.

During Q2-2012 we incurred regulatory fees of $3,000 (Q2-2011 - $15,000). These costs include transfer agent, filing fees and other regulatory costs of being a public company. We expect these costs to increase once we complete our goal of a senior stock exchange listing.

During Q2-2012 we recorded $10,000 in amortization and depreciation (Q2-2011 – $nil). We expect an increase in 2012 due to a full year of depreciation and assets being put into use.

Other Income (Expenses)

During Q2-2012 we received interest income of $2,000 (Q2-2011 - $2,000) from a loan we made to a related party in December of 2010. We expect to receive this level of interest income during the remainder of 2012 through to 2014.

Net Loss

During Q2-2012 we incurred a net loss of $994,000 (Q2-2011 - $180,000). This increase in net loss of $814,000 is mainly due to the issuance of stock options and the granting of performance equity awards, which are non-cash based, totaling $657,000 for Q2-2012. The increase in loss on a cash flow operational basis is $157,000 which includes an increase in operating expenses of $459,000, as discussed above, offset by our gross profit of $302,000. We expect Q3-2012 to show improvements in our bottom line on an operational cash flow basis and by the end of Q3-2012 we expect to be cash flow positive on an operational basis.

For the six months ended June 30, 2012 (YTD-2012) and 2011 (YTD-2011)

Revenues, net

Our revenues for YTD-2012 were $1,332,000 (YTD-2011 - $nil) on 117,000 cases of Cabana 100% Natural Lemonade sold. Sales increased 154% Q2 over Q1. We expect a similar increase in sales during Q3-2012. We expect to continue to increase sales during the remainder of 2012 through a combination of additional DSD distributors, DTR distributors, re-orders and product awareness and product available to consumers through a full summer season. We also plan to recognize revenues from our Pulse® NutriPurpose™ beverages during the latter part of Q3-2012.

Cost of Sales

Our cost of sales for YTD-2012 was $942,000 (YTD-2011 – $nil). Overall cost of sales, as a percentage of sales, has steadily decreased due to higher volume of product produced and lower freight costs due to co-packing facilities closer to our distributors. Cost of sales includes raw materials, co-packing services, lab testing and cost to deliver our product. We expect all cost variables to decrease as we source raw materials at a lower cost because of volume discounts; ship our product within a 500 mile radius of our co-packers and due to lower cost glass from a mid-west supplier.

Gross Profit

Our gross profit for YTD-2012 was $390,000 or 29.28% of sales (YTD-2011 - $nil). Our gross profit for Q1-2012 was 23.29%. Our gross profit has increased due to a 154% increase in sales and a decrease in cost of sales. Cost of our initial production runs was high due to: production techniques and variables we were testing and improving; higher than normal freight costs; higher raw material costs due to low volume purchasing; high cost of glass. The freight costs were higher because we were shipping product all over America from one production facility. These costs have decreased due to the addition of an east-coast co-packing facility. We expect gross profits to normalize at 35% in the near-term and 40% in the long-term. Gross profit, as a percentage of sales, will increase to 40% as we increase our weighting of sales through DSD distributors, lower our raw material cost through higher volume purchasing, reduce our freight costs and bring on additional lower cost co-packers.

Expenses

During YTD-2012 we incurred $1,798,000 of operating expenses (YTD-2011 - $297,000). This increase in operating expenses of $844,000 during YTD-2012 compared to YTD-2011 is primarily due to changing from a development stage company during YTD-2011 to a fully operating company during YTD-2012.

During YTD-2012 we incurred $657,000 of share based compensation (YTD-2011 - $nil). On July 29, 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan") under which we are authorized to grant up to a total of 4,500,000 shares of common stock. Further, the 2011 Plan authorizes our Board of Directors to grant options, restricted stock awards, performance stock awards and stock appreciation rights as compensation for services to us. On April 27, 2012 we granted performance equity compensation awards to certain officers, directors and consultants (the “Performance Equity Recipients”). We are to issue 600,000 shares to Performance Equity Recipients on the basis of 600,000 shares for each 250,000 cases of any of our products sold to a maximum of 2,400,000 shares to be issued once 1,000,000 cases are sold. As at June 30, 2012 the Performance Equity Recipients have earned 305,000 shares. We have recorded this future share issuance commitment at $0.59 per share being the fair value of the shares on June 30, 2012. We recorded $180,000 as share based compensation expense for YTD-2012. On April 27, 2012 we granted stock options under the 2011 Plan to certain officers, directors, employees and consultants to purchase 3,100,000 common shares at $0.50 per common share on or before April 30, 2017; 25% of the options vest immediately and a further 25% vest on each of October 31, 2012, April 30, 2013 and October 31, 2013.  During YTD-2012 we recorded share based compensation of $477,079.

During YTD-2012 we incurred $356,000 in salaries and benefits (YTD-2011 - $57,000). We expect to incur increasing costs in salaries and benefits but on a lower rate. At the end of YTD-2012 we hired personnel in the area of freight logistics and in sales. We intend to add regional and district sales managers for our distribution system and additional staff for the launch of Pulse® NutriPurpose™ in the fall of 2012. Commissions will form part of regional and district sales managers’ salaries once they reach certain base performance levels. During YTD-2012 this was a minimal cost.

During YTD-2012 we incurred $264,000 of shareholder, broker and investor relations costs (YTD-2011 - $51,000). This cost includes: $70,000 paid to NBT Communications pursuant to a Professional Services Agreement, of which $50,000 was paid by issuing common shares, $30,000 paid to our public relations and shareholder liaison, $8,000 for issuing news releases and $146,000 paid for broker and investor relations, of which $83,000 was paid for by issuing common shares.

During YTD-2012 we incurred $87,000 (YTD-2011- $12,000) of office, insurance, rent and telephone expenses. The Company incurred $37,000 of office and delivery expenses, $26,000 of rent, $13,000 of insurance, $8,000 of telephone and $3,000 of bank charges and foreign exchange. We expect office and telephone expenses to increase modestly in 2012 due to costs associated with the hiring of regional and district sales managers.

During YTD-2012 we incurred $66,000 (YTD-2011 - $105,000) of professional fees including: $11,000 of general corporate legal fees, $31,000 of auditors’ audit and review fees, $11,000 of legal fees associated with distribution agreements and $13,000 of legal fees associated with patent and trademark protection. We do not expect professional fees to increase dramatically for the rest of 2012.

During YTD-2012 we incurred $89,000 (YTD-2011 - $4,000) in travel including flights, accommodations, meals and automobile. This expense is expected to increase as we add to our team of regional, district and key account sales managers.

During YTD-2012 we incurred $143,000 (YTD-2011 - $1,000) in promotions, advertising, slotting fees and sample delivery costs. This cost includes magazine advertising, shipping samples to retailers and distributors, slotting fees and in-store promotions and promotion allowances for distributors and various sales tools such as sell sheets, shelf strips and door decals. We expect this expense to increase to 6.5% of sales for the next twelve months and then settle at 5% of sales thereafter.

During YTD-2012 we incurred $54,000 (YTD-2011 - $23,000) of advisory and director fees. Our independent director was paid $10,000 and our Advisory Board members were paid $44,000. This expense is expected to increase as we appoint additional independent board members.

During YTD-2012 we incurred $36,000 (YTD-2011 - $18,000) of consulting fees. This expense is expected to increase as we take on business consultants in the future.

During YTD-2012 we incurred $18,000 (YTD-2011 - $nil) in tradeshows which included attendance at two tradeshows in Anaheim, California and one in the Midwest. We expect this expense to increase moderately over the next year due to launching our flagship product Pulse® NutriPurpose™ in the fall of 2012.

During YTD-2012 we incurred regulatory fees of $15,000 (YTD-2011 - $25,000). These costs include transfer agent, filing fees and other regulatory costs of being a public company. We expect these costs to increase once we complete our goal of a senior stock exchange listing.

During YTD-2012 we recorded $15,000 in amortization and depreciation (YTD-2011 – $nil). We expect an increase in 2012 due to a full year of depreciation and assets being put into use.

Other Income (Expenses)

During YTD-2012 we received interest income of $4,000 (YTD-2011 - $2,000) from a loan we made to a related party in December of 2010. We expect to receive this level of interest income during the remainder of 2012 through to 2014.

Net Loss

During YTD-2012 we incurred a net loss of $1,393,000 (YTD-2011 - $259,000). This increase in net loss of $1,134,000 is mainly due to the issuance of stock options and the granting of performance equity awards, which are non-cash based, totaling $657,000 for Q2-2012. The increase in loss on a cash flow operational basis is $477,000 of which $320,000 was incurred during Q1-2012 and $157,000 was incurred during Q2-2012. Operating expenses increased by $867,000, as discussed above, offset by our gross profit of $390,000. We expect Q3-2012 to show improvements in our bottom line on an operational cash flow basis and by the end of Q3-2012 we expect to be cash flow positive on an operational basis.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During 2012 we increased our cash position by $133,000 to $221,000 as of June 30, 2012.

As at June 30, 2012, we had working capital of $617,000 ($322,000 as at December 31, 2011) which included cash of $221,000, accounts receivable of $476,000, inventories of $546,000 (including finished product of 65,000 cases costing $395,000, glass bottles of $14,000 and raw materials and supplies of $148,000) and prepaid expenses of $75,000. We have no debt other than accounts payable of $471,000 and accrued liabilities of $236,000 of which $180,000 will be settled in the future through issuance of common shares. We have no long-term debt.

Subsequent to June 30, 2012, to the date of this report, we have received $250,000 pursuant to our $0.40 Unit private placement and $250,000 pursuant to a short-term bridge loan, which together has increased our working capital surplus.

Cash Used in Operating Activities

During 2012 we used $759,000 (2011 - $400,000) in operating activities. This was made up of our net loss of $1,393,000 (2011 - $259,000) before adjustments for non-cash items such as $657,000 of stock-based compensation, $14,000 of amortization and $119,000 of expenses paid for by issuing shares (2011 - $36,000 add-back for forgiveness of debt) for a net loss after adjustments for non-cash items of $603,000 (2011 - $295,000). Our non-cash working capital items used up a net amount of $156,000 as follows: we used $454,000 due to an increase in our trade receivables (2011 - $nil). We increased our inventory (mainly finished goods for resale) by $176,000 (2011 - $nil) and our prepaid expenses decreased by $122,000 (2011 - $nil). Our accounts payable and accrued liabilities increased by $353,000 (2011 - $2,000). We monitor our accounts receivable, inventory and accounts payable closely to achieve reduced investment of funds in these working capital items which is critical to our rapid growth. By reducing the time it takes to collect on receivables and pay for inventory purchases we reduce our need for capital.

Cash Used in Investing Activities

During 2012 we used $111,000 (2011 - $347,000) in investing activities. We spent $110,000 on capital expenditures including: $86,000 for molds for our Cabana and Pulse glass bottles; $4,000 for a warehouse forklift, $11,000 for sales display equipment; $2,000 on computer equipment, $8,000 for Cabana trademark and label development. In 2011 we spent $100,000 acquiring the Pulse assets from Health Beverage LLC, $5,000 on office equipment; $32,000 on our website and $10,000 on Cabana trademark and label development. During 2011 we loaned $200,000 to Catalyst Development (a related party) pursuant to a Letter Agreement of which $2,000 was repaid during 2012.

Cash Provided by Financing Activities

During 2012, we received $857,000 and issued 2,856,666 common shares pursuant to our $0.30 Unit private placement. Each $0.30 Unit consisted of one share and one five year share purchase warrant to acquire one share at $0.45 per share expiring in 2017. We paid a total of $17,700 as finders’ fees associated with this offering. We also received $160,000 towards our $0.40 Unit private placement which has been recorded as Subscriptions as at June 30, 2012. During 2011 we received $1,025,000 pursuant to a private placement and issued 1,025,000 shares at $1.00 per share. We also repaid $65,000 in short-term loans.

Additional Capital

While we have raised the capital necessary to meet our working capital and financing needs in the past and in the short-term, additional financing of $3,000,000 is required to: finance the growth of our domestic and international distribution network;  continue to build our products at an increasing rate to meet sales; financially support our receivables; and  launch our Pulse® brand of nutritional/functional beverages in the fall of 2012. Management believes this additional capital will provide us the opportunity to be operationally cash flow positive and profitable over the next twelve months. Our inability to generate sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. Our independent auditors have stated in their Audit Report dated March 16, 2012, included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, that we suffered start-up losses and are dependent upon the sale of our securities or obtaining debt financing to meet our obligations and sustain our operations, which raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There can be no assurance that future financing will be available to us, or if available, on terms acceptable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Additional equity financing could result in additional dilution to our existing shareholders.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at June 30, 2012, do not have, any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Robert Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012. Based on that evaluation it was concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 9, 2012 we issued 95,777 Units at $0.30 per Unit (each a “$0.30 Unit”) to a consultant, members of our advisory board and a director to settle $28,733 of fees owing. Each Unit consisted of one share of common stock and a five year warrant to purchase one share of common stock at an exercise price of $0.45. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act of 1933 and comparable exemptions for issuances to “accredited” investors under state securities laws

On May 9, 2012 we sold 620,000 $0.30 Units pursuant to subscription agreements with foreign accredited investors for cash proceeds of $186,000. The Units were the same as those described above. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act. The Units were issued to a number of foreign investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

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

THE PULSE BEVERAGE CORPORATION
Date: August 14, 2012	BY:	/s/ Robert E. Yates
Robert E.Yates, President,
Principal Executive Financial and Accounting Officer