Form 10-Q
period 2012-09-30
Pulse Beverage Corp
filed 2012-11-13
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2012

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53586

THE PULSE BEVERAGE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	36-4691531
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

11678 N Huron St, Northglenn, CO 80234
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

36,467,235 shares of common stock, par value $0.00001, as of November 13, 2012.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Pulse Beverage Corporation
Condensed Balance Sheets
As at September 30, 2012 (Unaudited) and December 31, 2011

	September 30, 2012 $	December 31, 2011 $
ASSETS

Current Assets

Cash	235,939	87,918
Accounts receivable (Note 4)	405,847	21,302
Inventories (Note 5)	754,796	370,968
Prepaid expenses	96,642	46,907
Current portion of loan receivable – related party (Note 6)	5,034	4,885

Total Current Assets	1,498,258	531,980
Property and equipment, net of accumulated depreciation of $8,789 and $2,577 (Note 7)	977,626	858,536
Other assets
Loan receivable, net of current portion – related party (Note 6)	189,320	193,114
Intangible assets, net of accumulated amortization of $16,292 and $8,309 (Note 7)	1,044,393	1,031,228
Total Other Assets	1,233,713	1,224,342

Total Assets	3,709,597	2,614,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	427,114	189,483
Accrued liabilities	293,169	20,392
Short-term loan (Note 8)	250,000	-

Total Current Liabilities	970,283	209,875

Stockholders’ Equity

Preferred Stock, 1,000,000 shares authorized, $0.001 par value, none issued	-	-
Common Stock, 100,000,000 shares authorized, $0.00001 par value 36,232,235 and 31,011,667 issued and outstanding, respectively (Note 9)	362	310
Additional Paid-in Capital	5,917,868	3,403,543
Subscriptions (Note 9(f))	100,000	120,000
Deficit	(3,278,915)	(1,118,870)

Total Stockholders’ Equity	2,757,314	2,404,983

Total Liabilities and Stockholders’ Equity	3,709,597	2,614,858

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Condensed Statements Operations
Three Months and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended September 30, 2012 $	Three Months Ended September 30, 2011 $	Nine Months Ended September 30, 2012 $	Nine Months Ended September 30, 2011 $

Revenue, net	801,947	300	2,058,421	300
Cost of Sales	513,256	252	1,339,086	252

Gross Profit	288,691	48	719,335	48

Expenses
Advertising, in-store demos and displays	37,141	7,699	77,510	8,035
Advisory board and director fees	30,477	20,833	84,213	34,583
Amortization and depreciation	12,669	6,564	26,864	6,564
Commissions	1,797	-	3,676	-
Consulting fees	23,500	18,000	59,500	45,000
Freight-out	86,837	-	216,024	-
Office, insurance, rent and telephone	48,951	26,867	151,393	36,781
Professional fees	26,932	36,896	92,873	125,287
Regulatory fees	8,836	6,405	15,327	31,484
Salaries and benefits	247,272	83,525	607,835	140,369
Share-based compensation (Note 11)	345,305	-	1,002,384	-
Shareholder, broker and investor relations	113,754	38,570	377,832	89,631
Tradeshows	6,219	3,944	23,905	3,944
Travel	63,008	7,739	152,075	15,518

Total Operating Expenses	1,052,698	256,042	2,891,411	537,196

Net Loss Before Other Income	(764,007)	(255,994)	(2,172,076)	(537,403)

Other Income (Expenses)
Forgiveness of debt	-	-	10,971	36,018
Gain (loss) on foreign currency	(2,019)	-	(2,019)	-
Interest expense	(3,123)	(122)	(3,123)	(122)
Interest income	2,086	2,183	6,202	3,930

Total Other Income	(3,056)	2,061	12,031	39,826

Net Loss	(767,063)	(253,933)	(2,160,045)	(497,322)

Net Loss Per Share – Basic and Diluted	(0.02)	(0.01)	(0.06)	(0.02)

Weighted Average Shares Outstanding – Basic and Diluted	35,405,000	29,851,000	34,268,000	29,834,000

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Condensed Statements of Cash Flows
Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	2012 $	2011 $
Operating Activities

Net loss	(2,160,045)	(497,322)
Less non-cash items:
Amortization and depreciation	26,863	6,564
Shares and options issued for services	1,103,101	74,283
Forgiveness of debt	(10,971)	(36,018)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(384,545)	-
(Increase) in prepaid expenses	(27,504)	(49,627)
(Increase) in inventories	(383,828)	(325,671)
Increase in accounts payable and accrued liabilities	557,123	243,836

Net Cash Used in Operating Activities	(1,279,806)	(583,955)

Investing Activities

Investment in note receivable - related party	-	(200,000)
Repayment of note receivable - related party	3,645	811
Acquisition of property and equipment	(133,031)	(126,113)
Acquisition of intangible assets	(26,087)	(64,737)

Net Cash Used in Investing Activities	(155,473)	(390,039)

Financing Activities

Cash received in acquisition	-	56
Proceeds from short-term loans	250,000	20,000
Repayment of short-term loans	-	(85,442)
Proceeds from the sale of common stock, net of fees	1,233,300	1,000,244
Subscriptions	100,000	400,000

Net Cash Provided by Financing Activities	1,583,300	1,334,858

Increase in Cash	148,021	360,864

Cash - Beginning of Period	87,918	-

Cash - End of Period	235,939	360,864

Non-cash Financing and Investing Activities:

Acquisition of assets for common shares	-	1,618,020
Short-term loans and payables assumed in acquisition	-	167,165
Shares issued for services, debt and prepaid expenses	411,079	74,283

Supplemental Disclosures:

Interest paid	-	122
Income taxes paid	-	-

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Condensed Statement of Stockholders’ Equity
From December 31, 2009 to September 30, 2012
(Unaudited)

	Shares #	Amount $	Additional Paid-in Capital $	Subscriptions $	Deficit $	Total $

Balance – December 31, 2010	3,515,000	35	149,015	-	(204,112)	(55,062)
Shares issued as dividend	38,665,000	387	(387)	-	-	-
Cancellation of shares	(26,660,000)	(267)	267	-	-	-
Shares issued for asset acquisition	13,280,000	133	1,617,887	-	-	1,618,020
Shares issued pursuant to $1 Unit offer	1,025,000	10	1,024,990	-	-	1,025,000
Shares issued for services	70,000	1	53,444	-	-	53,445
Accounts payable settled with $0.50 Units	116,667	1	58,337	-	-	58,338
Shares issued pursuant to $0.50 Unit offer	1,000,000	10	499,990	-	-	500,000
Subscriptions	-	-	-	120,000	-	120,000
Net loss for the year	-	-	-	-	(914,758)	(914,758)

Balance – December 31, 2011	31,011,667	310	3,403,543	120,000	(1,118,870)	2,404,983
Shares issued pursuant to $0.30 Unit Private Placement received in 2011	400,000	4	119,996	(120,000)	-	-
Accounts payable settled with $0.30 Units	309,664	3	92,897	-	-	92,900
Accrued expenses settled with shares	11,667	-	6,579	-	-	6,579
Shares issued for services and prepaid expenses	617,571	6	311,594	-	-	311,600
Shares issued pursuant to $0.30 Unit private placement	2,856,666	29	856,971	-	-	857,000
Shares issued pursuant to $0.40 Unit private placement	1,025,000	10	409,990	-	-	410,000
Share issuance costs	-	-	(33,700)	-	-	(33,700)
Subscriptions	-	-		100,000	-	100,000
Share-based compensation	-	-	749,998	-	-	749,998
Net loss for the period	-	-	-	-	(2,160,045)	(2,160,045)

Balance – September 30, 2012	36,232,235	362	5,917,868	100,000	(3,278,915)	2,739,315

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Notes to Condensed Interim Financial Statements
(Unaudited)

1.	Nature of Operations

Darlington Mines Ltd. (the “Company”) was incorporated in the State of Nevada on August 23, 2006. From August 23, 2006 to February 15, 2011 it was first, an exploration stage company, and recently a development stage company. On February 15, 2011 (the “Closing”) the Company closed a voluntary share exchange transaction (the “Share Exchange Transaction”) with The Pulse Beverage Corporation (“Pulse”) by and among the Company, Pulse and the stockholders of Pulse (the “Pulse Stockholders”). The Pulse Beverage Corporation manufactures and distributes Cabana™ 100% Natural Lemonade and plans to launch the PULSE® brand of beverages in late November 2012. Pulse became a wholly-owned subsidiary. On February 16, 2011 the Company’s name was changed to “The Pulse Beverage Corporation”.

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

Accounts receivable

We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent loss history and an overall assessment of past due trade accounts receivable outstanding. Accounts receivable is reported at the customers’ outstanding balances less any allowance for doubtful accounts.

Inventory

Inventories are stated at the lower of cost to manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, production availability and/or our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market and economic conditions or other factors that may result in cancellations of advance orders or reductions in the rate of reorders placed by customers and/or continued weakening of economic conditions. Additionally, management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived identifiable intangible assets, for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. No impairment indicators were identified as of September 30, 2012 or December 31, 2011.

Management believes that the accounting estimate related to impairment of its long-lived assets, including its trademarks (as discussed below), is a “critical accounting estimate” because: (1) the estimate is highly susceptible to change from period to period because it requires company management to make assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our consolidated balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

Intangibles

Intangibles are comprised primarily of trademarks that represent our exclusive ownership of Cabana™, PULSE® and Nutrition Made Simple®, all used in connection with the manufacture, sale and distribution of beverages. In accordance with ASC 350, we evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. Based on management’s impairment analysis performed for the nine months ended September 30, 2012, the estimated fair values of trademarks exceeded the carrying values.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Generally, ownership of and title to our products pass to customers upon delivery of the products to customers. Net sales have been determined after deduction of discounts, slotting fees and other promotional allowances in accordance with ASC 605-50. Management believes that adequate provision has been made for cash discounts, returns and spoilage based on our historical experience.

Cost of Sales

Cost of sales consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, in-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of our finished products and certain quality control costs. Raw materials account for the largest portion of the cost of sales. Raw materials include bottles, ingredients and packaging materials.

Operating Expenses

Operating expenses include selling expenses such as distribution expenses to transport products to customers (freight-out) and warehousing expenses after manufacture, as well as expenses for advertising, commissions, sampling and in-store demonstration costs, costs for merchandise displays and point-of-sale materials. Operating expenses also include payroll costs, travel costs, professional service fees including legal fees, insurance, postage, depreciation and other general and administrative costs.

Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula. Stock-based compensation cost for restricted stock awards and restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date.

Recent Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3.	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $3,278,915 since inception and has incurred start-up losses. These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing and to generate profits and positive cash flow. The Company will require a cash injection of an additional $2,000,000 over the next twelve months to continue to grow its Cabana™ 100% Natural Lemonade and launch its PULSE® brand of functional beverages. Management believes this additional capital will provide the Company the opportunity to be operationally cash flow positive over the next twelve months.

4.	Accounts Receivable

Accounts receivable consist of the following:

	Carrying Value September 30, 2012 $	Carrying Value December 31, 2011 $
Trade accounts receivable	404,968	21,302
Employee advances	879	-
Less: Allowance for doubtful accounts	-	-
	405,847	21,302

5.	Inventory

Inventory consists of the following:

	Carrying Value September 30, 2012 $	Carrying Value December 31, 2011 $
Finished goods	457,437	107,559
Work in process	-	3,061
Raw Materials	297,358	260,348
	754,795	370,968

6.	Loan Receivable – Related party

Pursuant to a Letter Agreement dated December 24, 2010 between the Company and Catalyst Development Inc., (“Catalyst”) a company owned by the Company’s Chief of Product Development, the Company agreed to loan $200,000 to Catalyst. The loan bears interest at a rate of 4% per annum, is amortized over 25 years and matures on May 16, 2016 with a balloon payment due in the amount of $174,000. Between March 21, 2011 and May 26, 2011 the Company funded the entire $200,000 obligation pursuant to the Letter Agreement. In June 2011, Catalyst began paying the Company monthly principal and interest in the amount of $1,055. As of September 30, 2012, the remaining principal balance due is $194,354.

7.	Property and Equipment and Intangible Assets

Property and equipment consists of the following:	Carrying Value September 30, 2012 $	Carrying Value December 31, 2011 $
Manufacturing equipment and molds	706,868	590,000
Display equipment	131,406	120,000
Office equipment and computers	29,570	26,113
Mobile display unit	126,300	125,000
Less: depreciation	(16,518)	(2,577)
Total Property and Equipment	977,626	858,536

Intangible assets consists of the following:	Carrying Value September 30, 2012 $	Carrying Value December 31, 2011 $
Formulations and manufacturing methods	731,039	720,488
Trademarks	127,675	112,139
Side panel statement rights	125,000	125,000
Patents	50,160	50,160
Website	31,750	31,750
Less: amortization	(21,231)	(8,309)
Total Intangible Assets	1,044,393	1,031,228

8.	Short-term Loan

On July 17, 2012 the Company received $250,000 pursuant to a short-term bridge loan from an unrelated party. This loan is without interest and due on demand.

9.	Common Stock

During the nine months ended September 30, 2012 the Company:

a)	issued a total of 305,220 $0.30 Units fair valued at $92,900 in advisory and business consulting fees owing to Advisory Board members a director and employee. A total of $29,166 was to settle amounts owing at December 31, 2011 and $63,734 was for services owing for the quarter ended March 31, 2012. Each $0.30 Unit consisted of one share and one five year share purchase warrant to acquire one common share at $0.45;

b)	issued a total of 21,666 shares of common stock pursuant to an Advisory Board Agreement. The fair valued of the shares issued totaled $11,579. A total of $6,579 was to settle accrued amounts owing at December 31, 2011 and $5,000 was for services owing for the quarter ended March 31, 2012;

c)	issued a total of 417,570 common shares, having a fair value of $200,000, pursuant to agreements for services. A total of $150,000 was charged to operations and $50,000 was recorded as a prepaid expense as at June 30, 2012;

d)	received $857,000 pursuant to the Company’s 2012 $0.30 Unit offering and issued a total of 2,856,666 $0.30 Units. Each $0.30 Unit consisted of one share and one five year share purchase warrant to acquire one common share at $0.45.

e)	issued a total of 400,000 $0.30 Units pursuant to $120,000 received prior to December 31, 2011;

f)	issued, between July 6, 2012 and September 13, 2012 a total of 1,025,000 Units at $0.40 per Unit for $410,000. Each Unit consisted of one share and one three year share purchase warrant to acquire one common share at $0.60 per share expiring in 2015. The Company has received $100,000 pursuant to our $0.40 Unit offering. These Units have not yet been issued;

g)	issued 40,000 shares of common stock valued at $23,600 pursuant to an Advisory Board Agreement to settle accrued amounts owing at June 30, 2012;

h)	issued a total of 150,000 common shares, having a total fair value of $83,000, pursuant to two agreements for services and charged to prepaid expenses. As at September 30, 2012 a total of $32,333 remained in prepaid expenses.

10.	Warrants Outstanding

The following warrants are issued and outstanding as at September 30, 2012:

No. of Warrants	Exercise Price	Expiry Date
1,116,667	$.075	September 16, 2016
497,220	$.045	January 25, 2017
350,000	$.045	February 9, 2017
1,200,000	$.045	February 23, 2017
203,333	$.045	March 5, 2017
600,000	$.045	March 29, 2017
320,000	$.045	April 30, 2017
395,777	$0.45	May 9, 2017
275,000	$.045	July 6, 2015
500,000	$.045	July 31, 2015
250,000	$.045	August 13, 2015
5,707,997

11.	Share-based Compensation

On July 29, 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan") under which the Company is authorized to grant up to a total of 4,500,000 shares of common stock. Further, the 2011 Plan authorizes the Board of Directors to grant options, restricted stock awards, performance stock awards and stock appreciation rights as compensation for services to the Company.

On April 27, 2012 the Company granted performance equity compensation awards to certain officers, directors and consultants (the “Performance Equity Recipients”). The Company is to issue 600,000 shares to Performance Equity Recipients on the basis of 600,000 shares for each 250,000 cases of any of the Company’s products sold to a maximum of 2,400,000 shares to be issued once 1,000,000 cases are sold. As at September 30, 2012 the Performance Equity Recipients have earned 485,000 shares. The Company has recorded this future share issuance commitment at $0.52 per share being the fair value of the shares on September 30, 2012. The Company recorded $72,386 ($252,386 YTD) as share-based compensation for the quarter ended September 30, 2012.

On April 27, 2012 the Company granted stock options under the 2011 Plan to certain officers, directors, employees and consultants to purchase 3,100,000 common shares at $0.50 per common share on or before April 30, 2017. A total of 25% vests immediately with a further 25% vesting on each of October 31, 2012, April 30, 2013 and October 31, 2013. During the quarter ended September 30, 2012, the Company recorded share-based compensation of $272,919 ($749,998 YTD).

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average grant date fair values of stock options granted and vested during the nine months ended September 30, 2012 and 2011 were $0.37 and $nil per share, respectively.

The weighted average assumptions used for each of the nine months ended September 30, are as follows:

	2012	2011
Expected dividend yield	0%	–
Risk-free interest rate	0.26%	–
Expected volatility	104%	–
Expected option life (in years)	5.00	–

The following table summarizes the continuity of the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$

Outstanding, December 31, 2011	–	–	–	–

Granted	3,100,000	0.50

Outstanding, September 30, 2012	3,100,000	0.50	4.84	279,000

Exercisable, September 30, 2012	775,000	0.50	4.84	69,750

A summary of the status of the Company’s non-vested stock options outstanding as of December 31, 2011, and changes during the nine months ended September 30, 2012 is presented below:

Non-vested stock options	Number of Options	Weighted Average Grant Date Fair Value
		$
Non-vested at December 31, 2011	–	–

Granted	3,100,000	0.37
Vested	(775,000)	0.37

Non-vested at September 30, 2012	2,325,000	0.37

As at September 30, 2012, there was $438,300 of unrecognized compensation cost related to non-vested stock option agreements expected to be recognized over a weighted average period of 1.33 years.

12.	Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose:

a)	the Company received $90,000 and, on October 22, 2012, issued a total of 225,000 Units at $0.40 per Unit. Each Unit consisted of one share and one three year share purchase warrant to acquire one common share at $0.60 per share expiring in 2015;

b)	the Company issued 10,000 shares of common stock valued at $5,000 pursuant to an Advisory Board Agreement to settle accrued amounts owing at September 30, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to – and should be read in conjunction with – our interim financial statements and the accompanying notes included in Item 1 of  this Form 10-Q. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. See “Forward-Looking Statements”.

Our Business

We have developed and now produce, market, sell and distribute two brands of beverage products: Cabana™ 100% Natural Lemonade and PULSE® brand of functional beverages.

Overview

Pulse was formed in 2010 by senior beverage industry veterans for the purpose of exploiting niche markets in the beverage industry. Our PULSE® brand of beverages contain functional ingredients that have been shown to promote health. PULSE® beverages are unique in that they were scientifically developed and contain effective ingredients that are widely considered to be critical to adult health using liposome nanotechnology that introduces the ingredients into the beverage in a format that allows the body to absorb the nutrients. We own all the formulations, rights and trademarks relating to the PULSE® brand of functional beverages and specifically we own the right to use the following Side Panel Statement: “Formulation developed under license from BAXTER HEALTHCARE CORPORATION”. This right is in perpetuity without royalties.

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

Products

Our initial products consist of PULSE® Heart Health Formula™, PULSE® Women’s Health Formula™, PULSE® Men’s Health Formula™; and Cabana™ 100% Natural Lemonade. We presently manufacture, through co-packers, distribute and market Cabana™ 100% Natural Lemonade. We launched our Cabana™ 100% Natural Lemonade ahead of our PULSE® brand of functional beverages to establish our distribution network with an easily understood lemonade product and then launch our flagship PULSE® brand of functional beverages through our established distribution network.

Non-carbonated beverages divide into a number of categories including energy and sports drinks, teas, juices, lemonades, bottled water, and functional. These beverage categories include a host of products that are fortified with vitamins, minerals and dietary supplements. Our Cabana™ 100% Natural Lemonade is targeted at the non-carbonated all natural lemonade segment and our PULSE® brand of functional beverages are targeted at the functional beverage segment.

To ensure that the flavor profiles and nutritional platforms of our products meet the needs of consumers’ taste, health and life-style, we contract the services of Catalyst Development Inc. (“Catalyst”), a highly respected beverage product development firm located in Burnaby, BC, Canada. Catalyst developed the formulations for our PULSE® brand of functional beverages, under license, for Baxter Healthcare Corporation. Its owner, Ron Kendrick, is our Chief of Product Development and Operations and oversees all of our beverage development and quality assurance.

PULSE® Brand of Functional Beverages

Our PULSE® brand of functional beverages is not an emerging growth brand; it is 2 to 3 years ahead in development as significant development and test marketing costs were spent by a major healthcare company. Our PULSE® brand is formulated and aimed at specific health platforms, providing all natural functional ingredients in a low calorie format. ”PULSE: Nutrition Made Simple®” is a registered trademark. We offer consumers the nutrients they need in a great tasting beverage in a convenient package. The nutrients in all PULSE® beverages are backed by solid research and are scientifically demonstrated to promote health in targeted areas. The nutritional ingredients were specifically selected to provide the nutrition necessary to achieve targeted health benefits using liposome nanotechnology that introduces the ingredients into the beverage in a format that allows the body to absorb the nutrients. These nutrients normally cannot be consumed in adequate amounts by eating food without substantially increasing calories.

Our PULSE® brand of beverages may be the only niche beverage line that has sufficient dosages of active functional ingredients to help maintain health. The PULSE®  brand is presently comprised of three nutritional beverages in three functional health platforms:

  PULSE® - Heart Health Formula™ contains safe and effective levels of a number of important heart and cardiovascular health friendly nutrients in a great tasting “pear peach” flavored beverage. It contains vitamin C, selenium, B Vitamins, magnesium and folic acid, all of which are considered important nutrients to promote heart and cardiovascular health and supports a healthy immune system and is an excellent source of dietary fiber which may help maintain healthy cholesterol levels already in normal range and maintain normal blood sugar levels.
  PULSE® - Men’s Health Formula™ is a unique combination of nutritional ingredients that include a variety of antioxidants that may reduce free radicals in our bodies. It will be offered in two great tasting flavor profiles: stawberry/grapefruit and pomegranate/blackberry. Free radicals are generally associated with aging, cardiovascular problems, cancer and many health concerns for men. While it is designed to support health in particular areas, such as prostate health, the combination of green tea catechins, Vitamins E & C, lycopene and selenium may help men maintain an ongoing counter attack in the battle against free radical damage to our bodies.
  PULSE® - Women’s Health Formula™ is a convenient nutritional beverage designed specifically for women offered in two great tasting flavor profiles: blueberry and white grape/cucumber. PULSE® Women’s Health Formula™ contains meaningful levels of the key ingredients that work in concert to enhance bone health – calcium, magnesium and Vitamin D. Additionally, these ingredients coupled with folic acid and other B vitamins, may help women prepare for pregnancy while soy isoflavones may help buffer symptoms of menopause.

All of our structure/function claims, on our labels, will be followed by an asterisk and below them we will disclose the following disclaimer: This statement has not been evaluated by the Food and Drug Administration.  This product is not intended to diagnose, treat, cure, or prevent any disease.

11

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

Product Launch

We will manufacture our first PULSE® brand of functional beverages in late November 2012 to market and sell into our extensive established distribution system in December 2012. Now that we have established a substantial portion of our distribution system, we will readily be able to start to “Red-carpet” our PULSE® brand of functional beverages into our existing distribution system by December 2012 and through United Natural Food International and Nature’s Best, the two largest natural food distributors. Distributors have been made aware of health benefits of PULSE® and are awaiting the initial launch in December 2012.

All product development is complete including bottle and label design and content, flavor profiles for each health platform, product testing including a pre-production manufacturing run. We have also ensured PULSE® is a lower calorie, great tasting functional beverage that will provide the benefits we claim. We use a hot-fill process of production to allow the PULSE® product to have all natural ingredients without the use of preservatives.

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

Value Drivers of our Business

We believe that the key value drivers of our business include the following:

Profitable Growth – We believe “functional”, “image based” and/or “better for you” brands properly supported by marketing and innovation, targeted to a broad consumer base, drive profitable growth. We continue to broaden our family of brands. We are focused on maintaining and improving profit margins and believe that tailored branding, packaging, pricing and distribution channel strategies help achieve profitable growth. We are implementing these strategies with a view to continuing profitable growth.

International – The profitable introduction and development of our Cabana™ 100% Natural Lemonade brand internationally together with the launch of our PULSE® brand of functional beverages remains a key value driver for our corporate growth.

Cost Management – The principal focus of cost management will continue to be on reducing input supply and production costs on a per-case basis, including raw material costs and co-packing fees. Another key area of focus is to decrease promotional allowances, selling and general and administrative costs, sampling, promotional and marketing expenses, as a percentage of net revenue. The reduction of accounts receivable and inventory days on hand also remains a further key area of focus.

Efficient Capital Structure – Our capital structure is intended to optimize our working capital to finance expansion, both domestically and internationally. We believe our strong capital position, our ability to raise funds, if necessary, at low effective cost and low overall costs of borrowings provide a competitive advantage.

We believe that, subject to increases in the costs of certain raw materials being contained, these value drivers, when properly implemented in the U.S. and internationally, will result in: (1) maintaining and increasing our product gross profit margins; (2) providing additional leverage over time through reduced expenses as a percentage of net operating revenues; and (3) optimizing our cost of capital. The ultimate measure of success is and will be reflected in our current and future results of operations.

Gross and net sales, gross profits, operating income, net income and net income per share represent key measurements of the above value drivers. These measurements will continue to be a key management focus in 2013. See “Results of Operations” for a complete discussion of our current and future business.

Growth Strategy

Our growth strategy includes:

  securing additional distributors in the United States and internationally including Asia;
  launching our flagship beverage product PULSE® brand of functional beverages in December 2012;
  securing additional chain, convenience and key account store listings for our products across United States and internationally;
  providing online shopping  in 2013;
  expanding our PULSE® brand by developing new proprietary formulations;
  completing the development of a third branded product closely associated with the PULSE® health platforms planned to be launched in 2013;
  acquire North American distribution rights for a successful Himalayan premium water brand; and
  obtaining a senior stock exchange listing in North America in 2013.

Summary of Milestones and Business Update

Highlights of the milestones reached and building blocks we have set in place during the first ten months of 2012:

  We have cost efficiently and methodically built a beverage company from the ground up and have overcome difficulties associated with start-up beverage companies relating to financing and product development and acceptance;
  We completed contracts with co-packers in three strategic locations: Oregon, Virginia and Texas; which allows us to produce and distribute our products nationwide cost efficiently;
  We have built a nationwide distribution system with 83 distributors servicing 43 US states, Canada, Panama, Bermuda and Mexico. Once this “critical mass” of distributors was established and operating well we could then approach and secure listings for Cabana™ with large grocery and convenience store chains resulting in approved listings to date totaling over 6,500 outlets. While we are starting to deliver Cabana™ to some of these outlets we are ramping up production to deliver Cabana™ to all of these outlets starting in Q1 2013. We expect to add at least another 7,000 listings during the remainder of this year and into next year based on discussions we have underway. Centralized purchasing for large grocery and convenience stores has resulted in their moving of shelf settings and product placements to the fourth quarter of 2012 with full implementation taking place in Q1 of 2013;
  Our distribution infrastructure has been developed without large capital outlays yet we have gained rapid market acceptance for our Cabana™ 100% Natural Lemonade brand where taste, calories, and all natural ingredients, rather than price, are the major rationale for a consumer purchase;
  We completed the re-design and flavor profiles of our flagship PULSE® brand of functional beverages. The results from our product and flavor testing was that our nutritional claims held up and packaging and flavors are exceptional;
  Now that we have established a substantial portion of our distribution system, we will readily be able to start to “Red-Carpet” our PULSE® brand of functional beverages into our existing distribution system by December 2012 and through United Natural Food International and Nature’s Best, the two largest natural food distributors. Distributors have been made aware of health benefits of PULSE® and are awaiting the initial launch in December 2012.

As we have indicated in the past, the key to a successful beverage company is its ability to develop a critical mass nationwide distribution system. In that regard, we have spent the first ten months of 2012 focused on the establishment of a high quality extensive distribution system using our Cabana™ 100% Natural Lemonade as our introductory product which acceptance by distributors, retailers and consumers has exceeded our expectations. Our distribution network includes over 80% Class “A” distributors such as Anheuser Busch, Miller Coors, Pepsi, Coca-Cola and RC/7-Up.

For the nine months ended September 30, 2012, we sold approximately 200,000 cases of Cabana™ 100% Natural Lemonade into our distribution system with total net sales of $2,058,000 achieving a 35% gross profit margin. This was accomplished during what is considered the initial beverage company start-up and product roll-out phases which indicates strong consumer acceptance.

We estimate, based on large grocery and convenience store chain listings approved to date and probable listings from discussions in progress, by March 2013, sales of Cabana™ will reach 1,000,000 cases on an annualized basis and 2013 sales are estimated to be over 2,000,000 cases, in total, based on what we know today.

Since March, 2011 our development team has perfected and completed the re-design, testing and flavor profiles of our PULSE® brand of functional beverages in three health platforms: Men’s Health Formula™, Women’s Health Formula™, and Heart Health Formula™.

We have scheduled the end of November for our first full-scale commercial production of PULSE® at our Marion, Virginia co-packer. Product will be released to our distributors in December, 2012.

Over the next few months, we will be focused on: completion of a financing to sustain our growth, increasing listings for our products in large grocery and convenience store chains, launching our flagship PULSE® brand of functional beverages, expanding our distribution system in the US, and establishing foreign distribution and production in China and Europe. We are in the process of obtaining the financing necessary through an equity offering so that we can sustain our growth and accomplish our goals.

RESULTS OF OPERATIONS

The discussion that follows is derived from our unaudited condensed interim balance sheets as of September 30, 2012 and December 31, 2011 and the unaudited condensed interim statements of operations for the three months and nine months ended September 30, 2012 and 2011 and the unaudited condensed interim statements of cash flows for the nine months ended September 30, 2012 and 2011.

For the three months ended September 30, 2012 (Q3-2012) and 2011 (Q3-2011)

Revenues, net

Prior to September 23, 2011 we were a development stage company as we had no operating revenues. Production of our Cabana™ 100% Natural Lemonade started in late November 2012.  We had minimal revenues during Q3-2011 as production and sales had not begun until the very end of that period. We recognize revenue when delivery has occurred, the sales price is fixed and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. Revenue, net, has been determined after deduction of discounts, slotting fees and other promotional allowances

Our gross revenues before discounts, slotting fees and other promotional allowances for Q3-2012 were $846,000 (revenue, net - $802,000) (Q3-2011 - $300 gross and net revenue) on 74,748 cases of Cabana™ 100% Natural Lemonade sold. This was accomplished during what is considered the initial beverage company start-up and product roll-out phases which indicates strong consumer acceptance. During Q3-2012 our slotting fees and promotional allowances were $44,000. We expect slotting fees and promotional allowances to increase as we increase the number of large chain and convenience stores carrying our products. We estimate, based on large grocery and convenience store chain listings approved to date and probable listings from discussions in progress, by March 2013, sales of Cabana™ will reach 1,000,000 cases on an annualized basis and 2013 sales are estimated to be over 2,000,000 cases, in total, based on what we know today.

Since March, 2011 our development team has perfected and completed the re-design, testing and flavor profiles of our PULSE® brand of functional beverages in three health platforms: Men’s Health Formula™, Women’s Health Formula™, and Heart Health Formula™. During Q3-2012 we did not begin manufacture or sales of our PULSE® brand of beverages. We have scheduled the end of November for our first full-scale commercial production of PULSE® at our Marion, Virginia co-packer. Product will be released to our distributors in December, 2012.

Cost of Sales

Our cost of sales for Q3-2012 was $513,000 (Q3-2011 – $248). Our cost per case has decreased steadily due to sourcing lower cost raw materials and our co-packers increasing their efficiencies and reducing shrinkage. Cost of sales includes cost of bottles, packaging materials, ingredients, freight-in, co-packing services and quality control. We continually monitor our cost of raw materials and co-packing fees to source the highest quality of materials or services at the lowest price. In order to achieve this we buy certain raw materials in bulk to cover multiple production runs. By doing this our freight-in cost and per unit cost is reduced. We are provided free storage for all of our raw materials except for storage of empty bottles and ingredients that require freezing. For these raw materials we purchase enough quantities for a scheduled production run so as to avoid warehousing costs.

Gross Profit

Our gross profit for Q3-2012 was $289,000 or 36% of net revenue (Q3-2011 - $48) which is a 1% increase compared to Q2-2012. Our gross profit is expected to increase due to lower production costs and recognizing revenue from PULSE® sales which is a higher margin product. Cost of our initial production runs during Q4-2011 and Q1-2012 was high due to: production techniques and variables we continually improving upon; higher than normal freight-in costs; higher raw material costs due to low volume purchasing and high cost of glass. We expect gross profits to gradually increase as we bring on our higher margin products and will normalize at 40% to 45% due to an increased weighting of PULSE® sales, sales through DSD distributors, lower production costs through higher volume purchasing and reduction of freight-in costs.

Expenses

During Q3-2012 we incurred $1,055,000 of operating expenses (Q3-2011 - $256,000). This increase in operating expenses during Q3-2012 compared to Q3-2011 is primarily due to changing from a development stage company during Q3-2011 to a fully operating company during Q3-2012.

Share-based compensation - During Q3-2012 we incurred $345,000 of share-based compensation (Q3-2011 - $nil). On July 29, 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan") under which we are authorized to grant up to a total of 4,500,000 shares of common stock. Further, the 2011 Plan authorizes our Board of Directors to grant options, restricted stock awards, performance stock awards and stock appreciation rights as compensation for services to us. On April 27, 2012 we granted performance equity compensation awards to certain officers, directors and consultants (the “Performance Equity Recipients”). We are to issue 600,000 shares to Performance Equity Recipients on the basis of 600,000 shares for each 250,000 cases of any of our products sold to a maximum of 2,400,000 shares to be issued once 1,000,000 cases are sold. As at September 30, 2012 the Performance Equity Recipients have earned 485,000 shares. We have recorded this future share issuance commitment at $0.52 per share being the fair value of the shares on September 30, 2012. We recorded $72,000 as share-based compensation expense for Q3-2012 (Q2-2012 - $180,000). On April 27, 2012 we granted stock options under the 2011 Plan to certain officers, directors, employees and consultants to purchase 3,100,000 common shares at $0.50 per common share on or before April 30, 2017; 25% of the options vest immediately and a further 25% vest on each of October 31, 2012, April 30, 2013 and October 31, 2013.  During Q3-2012 we recorded share-based compensation of $272,919 (Q2-2012 - $477,079). There were no comparative figures for Q3-2011 as we had not adopted the 2011 Plan during that period.

Freight-out costs – During Q3-2012 we incurred $87,000 of freight-out expenses (Q3-2011 - $nil). We expect to decrease these costs on a per case basis due to the hiring of a full-time freight employee and co-packing of our products at three strategic co-packer located within a shorter radius from our distributors and customers. These costs have decreased compared to prior quarters due to the addition of an east-coast co-packing facility throughout Q3-2012 and will continue to decrease due to the addition of a Texas based co-packer beginning in Q1-2013.

Salaries and benefits - During Q3-2012 we incurred $247,000 of salaries and benefits (Q3-2011 - $84,000). We expect to incur increasing costs in salaries and benefits but on a lower rate. At the end of Q2-2012 we hired personnel in the area of freight logistics and in sales. We intend to add regional and district sales managers for our distribution system and additional staff for the launch of PULSE® in late November 2012. Commissions will form part of regional and district sales managers’ salaries once they reach certain base performance levels. During Q3-2012 this was a minimal cost.

Shareholder, broker and investor relations - During Q3-2012 we incurred $114,000 of shareholder, broker and investor relations costs (Q3-2011 - $39,000). This cost includes: $36,000 paid (through the issuance of shares) to NBT Communications pursuant to a Professional Services Agreement, $9,000 paid to our public relations and shareholder liaison, $5,000 for mailing costs, $1,000 for issuing news releases and $63,000 paid for broker and investor relations of which $47,000 was paid for by issuing common shares.

Office, insurance, rent and telephone - During Q3-2012 we incurred $51,000 (Q3-2011- $27,000) of office, insurance, rent and telephone expenses. The Company incurred $28,000 of office and delivery expenses, $12,000 of rent, $6,000 of insurance, $4,000 of telephone and $1,000 of bank charges. We expect office and telephone expenses to increase modestly in 2012 due to costs associated with the hiring of regional and district sales managers.

Professional fees - During Q3-2012 we incurred $27,000 (Q3-2011 - $36,000) of professional fees including: $12,000 of general corporate legal fees, $6,000 of accounting and auditors’ review fees, $7,000 of legal fees associated with distribution agreements and $2,000 of legal fees associated with patent and trademark protection. We do not expect professional fees to increase dramatically.

Travel - During Q3-2012 we incurred $63,000 (Q3-2011 - $8,000) in travel including flights, accommodations, meals and automobile. This expense is expected to increase as we add to our team of regional, district and key account sales managers.

Advertising, in-store demos and displays - During Q3-2012 we incurred $37,000 (Q3-2011 - $8,000) in magazine and radio advertising, in-store demonstrations and sales and display costs. Sales and display costs include costs associated with shipping coolers and ice barrels to various distributors and retailers and the provision of various sales tools such as sell sheets, shelf strips, static clings and door decals and other promotional items.

Advisory board and director fees - During Q3-2012 we incurred $30,000 (Q3-2011 - $21,000) of advisory and director fees. Our independent director was paid $5,000 and our Advisory Board members were paid $25,000. This expense is expected to increase as we appoint additional independent board members.

Consulting fees - During Q3-2012 we incurred $24,000 (Q3-2011 - $18,000) of consulting fees. This expense is expected to increase as we take on business consultants in the future.

Tradeshows - During Q3-2012 we incurred $6,000 (Q3-2011 - $4,000) in tradeshows which included attendance at the Mid Atlantic C-Store Tradeshow and the Natural Products Expo East. We expect this expense to increase moderately over the next year due to launching our flagship product PULSE® in late November 2012.

Regulatory fees - During Q3-2012 we incurred regulatory fees of $9,000 (Q3-2011 - $6,000). These costs include transfer agent, filing fees and other regulatory costs of being a public company. We expect these costs to increase once we complete our goal of a senior stock exchange listing.

Amortization and depreciation - During Q3-2012 we recorded $13,000 in amortization and depreciation (Q3-2011 – $7,000). We expect an increase in 2012 and 2013 due to a full year of depreciation and assets being put into use.

Other Income (Expenses)

During Q3-2012 we incurred $3,000 of interest expense on a short-term loan (Q3-2011 - $nil) and received interest income of $2,000 (Q3-2011 - $2,000) from a loan we made to a related party. We expect to repay the short-term loan in November, 2012 and we expect to receive the same amount of interest income during the remainder of 2012 through to 2014.

Net Loss

During Q3-2012 we incurred a net loss of $767,000 (Q3-2011 - $254,000). This increase in net loss of $513,000 is mainly due to the issuance of stock options and the granting of performance equity awards, which are non-cash based, totaling $345,000 for Q3-2012. The increase in loss on a cash flow operational basis is $168,000 which includes an increase in operating expenses of $454,000, as discussed above, offset by our gross profit of $289,000. We expect Q3-2012 to show improvements in our bottom line on an operational cash flow basis and by the end of Q1-2013 we expect to be cash flow positive on an operational basis.

For the nine months ended September 30, 2012 (YTD-2012) and 2011 (YTD-2011)

Revenues, net

Our gross revenues before discounts, slotting fees and other promotional allowances for YTD-2012 were $2,179,000 (revenue, net - $2,058,000) (Q3-2011 - $300 gross revenue and net revenue) on 191,602 cases of Cabana™ 100% Natural Lemonade sold. During YTD-2012 our slotting fees and promotional allowances were $120,000. This was accomplished during what is considered the initial beverage company start-up and product roll-out phases which indicates strong consumer acceptance. We expect slotting fees and promotional allowances to increase as we increase the number of large chain and convenience stores carrying our products. We estimate, based on large grocery and convenience store chain listings approved to date and probable listings from discussions in progress, by March 2013, sales of Cabana™ will reach 1,000,000 cases on an annualized basis and 2013 sales are estimated to be over 2,000,000 cases, in total, based on what we know today.

Since March, 2011 our development team has perfected and completed the re-design, testing and flavor profiles of our PULSE® brand of functional beverages in three health platforms: Men’s Health Formula™, Women’s Health Formula™, and Heart Health Formula™. During Q3-2012 we did not begin manufacture or sales of our PULSE® brand of beverages. We have scheduled the end of November for our first full-scale commercial production of PULSE® at our Marion, Virginia co-packer. Product will be released to our distributors in December, 2012.

Cost of Sales

Our cost of sales for YTD-2012 was $1,339,000 (Q3-2011 – $248). Our cost per case has decreased steadily due to sourcing lower cost raw materials and our co-packers increasing their efficiencies and reducing shrinkage. Cost of sales includes cost of bottles, packaging materials, ingredients, freight-in, co-packing services and quality control. We continually monitor our cost of raw materials and co-packing fees to source the highest quality of materials or services at the lowest price. In order to achieve this we buy certain raw materials in bulk to cover multiple production runs. By doing this our freight-in cost and per unit cost is reduced. We are provided free storage for all of our raw materials except for storage of empty bottles and ingredients that require freezing. For these raw materials we purchase enough quantities for a scheduled production run so as to avoid warehousing costs.

Gross Profit

Our gross profit for YTD-2012 was $719,000 or 35% of net revenue (Q3-2011 - $48). Our gross profit is expected to increase due to lower production costs and recognizing revenue from PULSE® sales which is a higher margin product. Cost of our initial production runs during Q4-2011 and Q1-2012 was high due to: production techniques and variables we continually improving upon; higher than normal freight-in costs; higher raw material costs due to low volume purchasing and high cost of glass. We expect gross profits to gradually increase as we bring on our higher margin products and will normalize at 40% to 45% due to an increased weighting of PULSE® sales, sales through DSD distributors, lower production costs through higher volume purchasing and reduction of freight-in costs.

Expenses

During YTD-2012 we incurred $2,893,000 of operating expenses (YTD-2011 - $537,000). This increase in operating expenses of $2,356,000 during YTD-2012 compared to YTD-2011 is primarily due to changing from a development stage company during YTD-2011 to a fully operating company during YTD-2012 and the implementation of an Equity Incentive Plan discussed below.

Share-based compensation - During YTD-2012 we incurred $1,002,000 of share-based compensation (YTD-2011 - $nil). On July 29, 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan") under which we are authorized to grant up to a total of 4,500,000 shares of common stock. Further, the 2011 Plan authorizes our Board of Directors to grant options, restricted stock awards, performance stock awards and stock appreciation rights as compensation for services to us. On April 27, 2012 we granted performance equity compensation awards to certain officers, directors and consultants (the “Performance Equity Recipients”). We are to issue 600,000 shares to Performance Equity Recipients on the basis of 600,000 shares for each 250,000 cases of any of our products sold to a maximum of 2,400,000 shares to be issued once 1,000,000 cases are sold. As at September 30, 2012 the Performance Equity Recipients have earned 485,000 shares. We have recorded this future share issuance commitment at $0.52 per share being the fair value of the shares on September 30, 2012. We recorded $252,000 as share-based compensation expense for YTD-2012. On April 27, 2012 we granted stock options under the 2011 Plan to certain officers, directors, employees and consultants to purchase 3,100,000 common shares at $0.50 per common share on or before April 30, 2017; 25% of the options vest immediately and a further 25% vest on each of October 31, 2012, April 30, 2013 and October 31, 2013.  During YTD-2012 we recorded share-based compensation of $750,000.

Freight-out costs – During QYTD-2012 we incurred $216,000 of freight-out expenses (Q3-2011 - $nil). We expect to decrease these costs on a per case basis due to the hiring of a full-time freight employee and co-packing of our products at three strategic co-packer located within a shorter radius from our distributors and customers. These costs have decreased compared to prior quarters due to the addition of an east-coast co-packing facility throughout Q3-2012 and will continue to decrease due to the addition of a Texas based co-packer beginning in Q1-2013.

Salaries and benefits - During YTD-2012 we incurred $608,000 in salaries and benefits (YTD-2011 - $140,000). We expect to incur increasing costs in salaries and benefits but on a lower rate. At the end of Q2-2012 we hired personnel in the area of freight logistics and in sales. We intend to add regional and district sales managers for our distribution system and additional staff for the launch of PULSE® in late November 2012. Commissions will form part of regional and district sales managers’ salaries once they reach certain base performance levels. During YTD-2012 this was a minimal cost.

Shareholder, broker and investor relations - During YTD-2012 we incurred $378,000 of shareholder, broker and investor relations costs (YTD-2011 - $90,000). This cost includes: $106,000 paid to NBT Communications pursuant to a Professional Services Agreement, of which $86,000 was paid by issuing common shares, $39,000 paid to our public relations and shareholder liaison, $5,000 for mailing costs, $9,000 for issuing news releases and $209,000 paid for broker and investor relations, of which $130,000 was paid for by issuing common shares.

Office, insurance, rent and telephone - During YTD-2012 we incurred $153,000 (YTD-2011- $41,000) of office, insurance, rent and telephone expenses. The Company incurred $80,000 of office and delivery expenses, $38,000 of rent, $19,000 of insurance, $12,000 of telephone and $4,000 of bank charges and foreign exchange. We expect office and telephone expenses to increase modestly in 2013 due to costs associated with the hiring of regional and district sales managers.

Professional fees - During YTD-2012 we incurred $93,000 (YTD-2011 - $125,000) of professional fees including: $23,000 of general corporate legal fees, $37,000 of accounting and auditors’ audit and review fees, $18,000 of legal fees associated with distribution agreements and $15,000 of legal fees associated with patent and trademark protection. We do not expect professional fees to increase dramatically for the rest of 2012.

Travel - During YTD-2012 we incurred $152,000 (YTD-2011 - $12,000) in travel including flights, accommodations, meals and automobile. This expense is expected to increase as we add to our team of regional, district and key account sales managers.

Advertising, in-store demos and displays - During YTD-2012 we incurred $78,000 (Q3-2011 - $8,000) in magazine and radio advertising, in-store demonstrations and sales and display costs. Sales and display costs include costs associated with shipping coolers and ice barrels to various distributors and retailers and the provision of various sales tools such as sell sheets, shelf strips, static clings and door decals and other promotional items.

Advisory board and director fees - During YTD-2012 we incurred $84,000 (YTD-2011 - $35,000) of advisory and director fees. Our independent director was paid $15,000 and our Advisory Board members were paid $69,000. This expense is expected to increase as we appoint additional independent board members.

Consulting fees - During YTD-2012 we incurred $60,000 (YTD-2011 - $45,000) of consulting fees. This expense is expected to increase as we take on business consultants in the future.

Tradeshows - During YTD-2012 we incurred $24,000 (YTD-2011 - $4,000) in tradeshows which included attendance at four tradeshows: Anaheim, California, Midwest, Mid Atlantic C-Store Tradeshow and the Natural Products Expo East. We expect this expense to increase moderately over the next year due to launching our flagship product PULSE® in late November 2012.

Regulatory fees - During YTD-2012 we incurred regulatory fees of $15,000 (YTD-2011 - $31,000). These costs include transfer agent, filing fees and other regulatory costs of being a public company. We expect these costs to increase once we complete our goal of a senior stock exchange listing.

Amortization and depreciation - During YTD-2012 we recorded $27,000 in amortization and depreciation (YTD-2011 – $7,000). We expect an increase in 2012 due to a full year of depreciation and assets being put into use.

Other Income (Expenses)

During YTD-2012 we incurred $3,000 of interest expense on a short-term loan (Q3-2011 - $nil) and received interest income of $6,000 (Q3-2011 - $4,000) from a loan we made to a related party. We also recorded $11,000 of forgiveness of debt during YTD-2012 (YTD-2011 - $nil). We expect to repay the short-term loan in November, 2012 and we expect to receive the same amount of interest income during the remainder of 2012 through to 2014.

Net Loss

During YTD-2012 we incurred a net loss of $2,160,000 (YTD-2011 - $498,000). This increase in net loss of $1,662,000 is mainly due to the issuance of stock options and the granting of performance equity awards, which are non-cash based, totaling $1,002,000 for YTD-2012. The increase in loss on a cash flow operational basis is $660,000. Operating expenses increased by $1,354,000, as discussed above, offset by our gross profit of $719,000.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the nine months ended September 30, 2012 we increased our cash position by $148,000 to $236,000 as of September 30, 2012.

As at September 30, 2012, we had working capital of $528,000 an increase of $206,000 for the nine months ended September 30, 2012. Our working capital included cash of $236,000, accounts receivable of $406,000, inventories of $755,000 including: finished product of 67,500 cases costing $457,000, glass bottles of $43,000 and ingredients and packaging materials of $255,000; and prepaid expenses of $97,000. Our current liabilities include accounts payable of $427,000, accrued liabilities of $293,000 of which $257,000 will be settled in the future through issuance of common shares. We also owe $250,000 pursuant to a short-term, 6% interest promissory note which is unsecured and due on demand. We have no long-term debt.

Subsequent to September 30, 2012, to the date of this report, we have received $90,000 pursuant to our $0.40 Unit private placement.

We are offering, to a limited number of accredited investors through an agent, 5,000,000 Units at a price of $0.40 per Unit.  Each Unit is comprised of one share of common share and one Series “A” stock purchase warrant.  Each Series “A” Stock Purchase Warrant allows the holder to purchase one share of our common stock at a price of $0.65 per share at any time on or before October 31, 2015. We are expecting to receive $1,715,000, net of offering costs.

Cash Used in Operating Activities

During 2012 we used $1,280,000 (2011 - $584,000) in operating activities. This was made up of our net loss of $2,160,000 (2011 - $498,000) before adjustments for non-cash items such as $1,002,000 of stock-based compensation (2011 - $nil), $27,000 of amortization (2011 - $7,000) and $101,000 of services paid for by issuing shares (2011 - $74,000), and $nil for forgiveness of debt (2011 - $36,000) for a net loss after adjustments for non-cash items of $1,030,000 (2011 - $452,000). Our non-cash working capital items used up a net amount of $251,000 as follows: $385,000 due to an increase in our trade receivables (2011 - $nil), $384,000 due to an increase in our inventory levels (2011 - $326,000), $28,000 due to prepayment of expenses (2011 - $50,000) all offset by an increase in accounts payable and accrued liabilities of $546,000 (2011 - $244,000). We monitor our accounts receivable, inventory and accounts payable closely to achieve reduced investment of funds in these working capital items which is critical to our rapid growth. By reducing the time it takes to collect on receivables and pay for inventory purchases we reduce our need for capital.

Cash Used in Investing Activities

During 2012 we used $155,000 (2011 - $390,000) in investing activities. We spent $159,000 on capital expenditures including: $113,000 for molds for our Cabana™ and PULSE® glass bottles; $4,000 for a warehouse forklift, $11,000 for sales display equipment; $4,000 on computer equipment, $16,000 for Cabana trademark and label development and $11,000 for PULSE® formula development. In 2011 we spent $100,000 acquiring the PULSE® assets from Health Beverage LLC, $25,000 on office equipment; $30,000 on our website and $35,000 on Cabana trademark and label development. During 2011 we loaned $200,000 to Catalyst Development (a related party) pursuant to a Letter Agreement of which $2,000 was repaid during 2012.

Cash Provided by Financing Activities

During 2012, we received $1,583,000 from financing activities. We received $250,000 pursuant to a short-term bridge loan which is without repayment terms. We also received $1,333,000, net of offering costs, from two equity financings as follows: received $857,000 pursuant to our 2012 $0.30 Unit offering and issued a total of 2,856,666 $0.30 Units. Each $0.30 Unit consisted of one share and one five year share purchase warrant to acquire one common share at $0.45; issued, between July 6, 2012 and September 13, 2012 a total of 1,025,000 Units at $0.40 per Unit for $410,000. Each Unit consisted of one share and one three year share purchase warrant to acquire one common share at $0.60 per share expiring in 2015. The Company has received $100,000 pursuant to our $0.40 Unit offering. These Units have not yet been issued;

During 2011 we received $1,000,000, net of offering costs, pursuant to a private placement and issued 1,025,000 shares at $1.00 per share. We also received $400,000 pursuant to our 2012 $0.30 Unit offering. We also repaid $65,000 in short-term loans.

Additional Capital

While we have raised the capital necessary to meet our working capital and financing needs in the past and in the short-term, additional financing of $2,000,000 is required to: finance the growth of our domestic and international distribution network; continue to build our products at an increasing rate to meet sales; financially support our receivables; and to launch our PULSE® brand of nutritional/functional beverages in late November 2012. We are offering, to a limited number of accredited investors through an agent, 5,000,000 Units at a price of $0.40 per Unit.  Each Unit is comprised of one share of common share and one Series “A” stock purchase warrant.  Each Series “A” Stock Purchase Warrant allows the holder to purchase one share of our common stock at a price of $0.65 per share at any time on or before October 31, 2015. We are expecting to receive $1,715,000, net of offering costs.

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

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at September 30, 2012, do not have, any off-balance sheet arrangements.

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

  Use of Estimates;
  Revenue Recognition; and
  Stock Based Compensation.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Generally, ownership of and title to our products pass to customers upon delivery of the products to customers. Net sales have been determined after deduction of discounts, slotting fees and other promotional allowances in accordance with ASC 605-50. Management believes that adequate provision has been made for cash discounts, returns and spoilage based on our historical experience.

Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula. Stock-based compensation cost for restricted stock awards and restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no recently issued Accounting Pronouncements that impact us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Robert Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012. Based on that evaluation it was concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 6, 2012 we sold 275,000 Units at $0.40 per Unit (each a “$0.40 Unit”) pursuant to subscription agreements with two foreign accredited investors for cash proceeds of $110,000. Each $0.40 Unit contained one common share and one common share purchase warrant to purchase an additional share at $0.60 per share expiring July 6, 2015. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act. The Units were issued to two foreign investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by the investor.

On July 6, 2012, we issued 40,000 shares of common stock valued at $0.59 per share pursuant to an Advisory Board Agreement. We relied on an exemption from registration under the Securities Act provided by Rule 506.

On July 6, 2012 we issued 100,000 shares of common stock valued at $0.55 per share pursuant to a service agreement. We relied on an exemption from registration under the Securities Act provided by Rule 506.

On July 31, 2012 we sold 500,000 $0.40 Units pursuant to two subscription agreements with US accredited investors for cash proceeds of $200,000. Each $0.40 Unit contained one common share and one common share purchase warrant to purchase an additional share at $0.60 per share expiring July 31, 2015. We relied on an exemption from registration under the Securities Act provided by Rule 506.

On August 13, 2012 we sold 250,000 $0.40 Units pursuant to subscription agreement with a foreign accredited investor for cash proceeds of $110,000. Each $0.40 Unit contained one common share and one common share purchase warrant to purchase an additional share at $0.60 per share expiring August 13, 2015. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act. The Units were issued to a foreign investor who is a “accredited investor,” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by the investor.

On August 13, 2012 we issued 50,000 shares of common stock valued at $0.52 per share pursuant to a service agreement. We relied on an exemption from registration under the Securities Act provided by Rule 506.

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

THE PULSE BEVERAGE CORPORATION

Date: November 13, 2012	BY:	/s/ Robert E. Yates
Robert E.Yates, President,
Principal Executive Financial and Accounting Officer