Form 10-Q/A
period 2012-09-30
Pulse Beverage Corp
filed 2012-12-17
CIK 1420569

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

9.	Common Stock

During the nine months ended September 30, 2012 the Company:

a)	issued a total of 305,220 $0.30 Units fair valued at $92,900 in advisory and business consulting fees owing to Advisory Board members a director and employee. A total of $29,166 was to settle amounts owing at December 31, 2011 and $63,734 was for services owing for the quarter ended March 31, 2012. Each $0.30 Unit consisted of one share and one five year share purchase warrant to acquire one common share at $0.45;

b)	issued a total of 21,666 shares of common stock pursuant to an Advisory Board Agreement. The fair valued of the shares issued totaled $11,579. A total of $6,579 was to settle accrued amounts owing at December 31, 2011 and $5,000 was for services owing for the quarter ended March 31, 2012;

c)	issued a total of 417,570 common shares, having a fair value of $200,000, pursuant to agreements for services. A total of $150,000 was charged to operations and $50,000 was recorded as a prepaid expense as at June 30, 2012;

d)	received $857,000 pursuant to the Company’s 2012 $0.30 Unit offering and issued a total of 2,856,666 $0.30 Units. Each $0.30 Unit consisted of one share and one five year share purchase warrant to acquire one common share at $0.45.

e)	issued a total of 400,000 $0.30 Units pursuant to $120,000 received prior to December 31, 2011;

f)	issued, between July 6, 2012 and September 13, 2012 a total of 1,025,000 Units at $0.40 per Unit for $410,000. Each Unit consisted of one share and one three year share purchase warrant to acquire one common share at $0.60 per share expiring in 2015. The Company has received $100,000 pursuant to our $0.40 Unit offering. These Units have not yet been issued;

g)	issued 40,000 shares of common stock valued at $23,600 pursuant to an Advisory Board Agreement to settle accrued amounts owing at June 30, 2012;

h)	issued a total of 150,000 common shares, having a total fair value of $83,000, pursuant to two agreements for services and charged to prepaid expenses. As at September 30, 2012 a total of $32,333 remained in prepaid expenses.

10.	Warrants Outstanding

The following warrants are issued and outstanding as at September 30, 2012:

No. of Warrants	Exercise Price	Expiry Date
1,116,667	$0.75	September 16, 2016
497,220	$0.45	January 25, 2017
350,000	$0.45	February 9, 2017
1,200,000	$0.45	February 23, 2017
203,333	$0.45	March 5, 2017
600,000	$0.45	March 29, 2017
320,000	$0.45	April 30, 2017
395,777	$0.45	May 9, 2017
275,000	$0.45	July 6, 2015
500,000	$0.45	July 31, 2015
250,000	$0.45	August 13, 2015
5,707,997

11.	Share-based Compensation

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

THE PULSE BEVERAGE CORPORATION

Date: December 17, 2012	BY:	/s/ Robert E. Yates
Robert E.Yates, President,
Principal Executive Financial and Accounting Officer