Form 10-K
period 2012-12-31
Pulse Beverage Corp
filed 2013-03-29
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Yes  [  ]   No  [X]

As of the last business day of the second fiscal quarter, June 30, 2012, the aggregate market value of such common stock held by non-affiliates was approximately $16,839,000 using the closing price on that day of $0.58.

As of March 29, 2013, there were 51,280,268 shares of the Company’s common stock issued and outstanding.

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

In particular, our business, including our financial condition and results of operations may be impacted by a number of factors, including, but not limited to, the following:

  Our ability to successfully execute on our 2013 operating plan;
  Our ability to establish new and maintain existing distribution arrangements with independent distributors, retailers, brokers and regional and national retail accounts, most of whom sell and distribute competing products, and whom we rely upon to employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, on which our business plan and future growth are dependent in part;
  Our ability to successfully implement our PULSE® brand of functional beverage sales and marketing strategies relating to the distribution and sales at a retail level;
  Our ability to increase case sales with respect to Cabana™ 100% Natural Lemonade;
  Our ability to generate sufficient cash flow from operations;
  Our ability to use the proceeds from  recently completed financings to efficiently finance the rapid growth of our business including building inventory levels and financing receivables from our customers;
  Dilutive and other adverse effects on our existing shareholders and our stock price arising from dilutive securities such as stock options and warrants being exercised;
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
  Litigation or legal proceedings, which could expose us to significant liabilities and damage to our reputation;
  Our ability to build and sustain proper information technology infrastructure;
  Our ability to create and maintain brand name recognition and acceptance of our products, which are critical to our success in our competitive, brand-conscious industry;
  Our ability to compete successfully against much larger established companies currently operating in the beverage industry which tend to dominate shelf-space;
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

THE PULSE BEVERAGE CORPORATION

ANNUAL REPORT ON FORM 10K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

ITEM 1. BUSINESS

Our Business

We are based in Northglenn, Colorado and formed in 2010 by senior beverage industry veterans for the purpose of exploiting niche markets in the beverage industry. We developed two beverage products: Cabana™ 100% Natural Lemonade and PULSE® brand of functional beverages and now produce, market, sell and distribute these brands through a diverse regional and international distribution system.

Overview

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

Products

Our initial commercial product is Cabana™ 100% Natural Lemonade. Our second, flagship product is PULSE® brand of functional beverages (“PULSE®”) in three health platforms: PULSE® Heart Health Formula™, PULSE® Women’s Health Formula™, PULSE® Men’s Health Formula™. We presently manufacture, through co-packers, distribute and market both products.

In early 2011 we developed and then, on September 23, 2011, produced and distributed our Cabana™ 100% Natural Lemonade. We launched our lemonade product ahead of PULSE® in order to establish a comprehensive nationwide and international distribution system. Lemonades are widely considered to be an easily understood product as compared to a highly nutritional product such as PULSE® which requires more education at the distribution and retail level.

To ensure that the flavor profiles and nutritional platforms of our products meet the needs of consumers’ taste, health and life-style, we contract the services of Catalyst Development Inc. (“Catalyst”), a highly respected beverage product development firm located in Burnaby, BC, Canada. Catalyst developed the formulations for PULSE® under license, for Baxter Healthcare Corporation. Catalyst’s owner, Ron Kendrick, is our Chief of Product Development and Operations and oversees our beverage development, inventory supply chain, and quality assurance through his team of three. Our product development team has ensured PULSE® is a lower calorie, great tasting functional beverage that provides the benefits we claim on PULSE® labels. We use a hot-fill process of production to allow the PULSE® product to have all natural ingredients without the use of preservatives.

PULSE® brand of functional beverages (“PULSE®”)

PULSE® is formulated and aimed at specific health platforms, providing all natural functional ingredients without preservatives in a low calorie format. PULSE® offers consumers the nutrients they need in a 16oz glass bottle containing a great tasting functional beverage. Our packaging is vibrant and convenient and is water-based which gives rise to our trademark: “PULSE: Nutrition Made Simple®.” The nutrients contained in PULSE® are backed by research and are scientifically demonstrated to promote health in each targeted health platform. The nutritional ingredients were specifically selected to provide the nutrition necessary to achieve targeted health benefits using patented liposome nano-dispersion technology that introduces the ingredients into PULSE® in a format that allows the body to absorb the nutrients. We own all the formulations, rights and trademarks relating to the PULSE® brand of functional beverages and specifically we own the right to use the following Side Panel Statement for PULSE® Heart Health Formula™, PULSE® Women’s Health Formula™, PULSE® Men’s Health Formula™: “Formulation developed under license from Baxter Healthcare Corporation”. This right is in perpetuity without royalties. All PULSE® labels contain structure/function claims that are followed by an * disclosing the following disclaimer: This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.

PULSE® is not an emerging growth beverage brand as it is a few years ahead in development due to significant development and test marketing costs spent by a major healthcare company several years prior.

PULSE® is comprised of five flavours in three functional health platforms:

PULSE® - Heart Health Formula™ contains safe and effective levels of a number of important heart and cardiovascular health friendly nutrients in a great tasting “Pear Peach” flavored beverage. It contains vitamin C and selenium, both of which are considered important nutrients to help maintain heart health. Heart Health Formula™ is an excellent source of soluble fiber which supports cardiovascular health and assists in buffering sugar response;

PULSE® - Men’s Health Formula™ is a unique combination of nutritional ingredients that include a variety of antioxidants that may reduce free radicals in our bodies. It is offered in two great tasting flavor profiles: stawberry/grapefruit and pomegranate/blackberry. Free radicals are generally associated with aging, cardiovascular problems, cancer and many health concerns for men. While it is designed to support health in particular areas, such as prostate health, the combination of green tea catechins, Vitamins E & C, lycopene and selenium may help men maintain an ongoing counter attack in the battle against free radical damage to our bodies;

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

Target Market - PULSE® is targeted towards adults who want to feel young and healthful for the rest of their lives. PULSE® brand mission and concept is supported by a growing consumer link between nutrition and wellness and the ever growing need for convenient solutions to rehydrate and to combat obesity. This fact ensures that PULSE® does not just attract the "baby boomer" category but includes all consumers who want health conscious beverages.

Beverage Segment - Non-carbonated beverages divide into a number of categories including energy and sports drinks, teas, juices, lemonades, bottled water, and functional beverages. These beverage categories include a host of products that are fortified with vitamins, minerals and dietary supplements. PULSE® is targeted at the functional/nutritional beverage segment. Our goal is to evolve the functional/nutritional beverage category into more of a focus on providing true and meaningful health and wellness benefits in a convenient and good tasting format. Wise nutritional decisions make for better health. Better health makes for a better quality of longer life.

Market Environment – there is a societal shift away from carbonated, diet and high sugar-content beverages that contain artificial sweeteners and preservatives. PULSE® is supported by a growing consumer link between nutrition and wellness in convenient solutions. There is an emergence of new product categories in the area of energy and sports drinks, teas, juices, flavored waters, lemonades and functional/nutritional beverages. Populations are aging which influences the food and beverage industry, affecting everything from packaging and taste profiles to calories and contents.

Competitive Landscape

Glaceau Vitamin Water® - Numerous beverages/flavors, zero calories, mostly trace amounts of vitamins and elements.

Function® Drinks - Three beverages/seven flavors, emphasis on detox/weight loss/energy, various antioxidants, mostly trace amounts of vitamins and elements.

Neuro® - Eight beverages/formulations/flavors, lightly carbonated, proprietary blends and vitamins, small amounts of vitamins and elements.

POM Wonderful® - pomegrante based beverage with claims to have heart and other health benefits – FDA has requested they remove those claims from their labels.

Competitive Differentiators – PULSE® is proprietary formulated and scientifically effective in the recommended serving sizes as part of a daily health regimen. PULSE® formulas include functional ingredients that are widely considered to be critical to adult health including anti-oxidants, vitamins, minerals, soluble fiber and soy isoflavones. PULSE® uses patented liposome nano-dispersion technology that introduces the ingredients into the beverage in a format that allows the body to absorb the nutrients at a high rate.

Cabana™ 100% Natural Lemonade (“Cabana™”)

Cabana™ is a line-up of refreshing, all-natural, “good-for-you”, ready-to-drink lemonades in a 20oz glass bottle in six distinct and great tasting flavors: Regular Lemonade, Blueberry Lemonade, Cherry Lemonade, Strawberry Lemonade, Mango Lemonade and Island Spice Lemonade. Cabana™ offers reduced calories compared to our competitors, without the use of artificial sweeteners or coloring. There is only one other all-natural lemonade in the marketplace that is offered in a smaller 16oz glass format. We are positioning Cabana™ as natural complements to food in an effort to broaden its appeal. We believe that the lemonade market is well established and that there is an immediate demand in North America and internationally. Cabana™, being all-natural, lower calorie, and “good for you”, are in-line with our corporate mission to reach a large demographic by aiming to be the healthiest, all-natural lemonade in the marketplace.

Target Market - Cabana™ targets lemonade and fruit juice beverage drinkers of all ages, in particular the beverage consumers desiring a lower calorie, all natural, thirst quenching beverage for enjoyment and rehydration.

Beverage Segment - Non-carbonated beverages divide into a number of categories including energy and sports drinks, teas, juices, lemonades, bottled water, and functional beverages. Cabana™ is targeted at the lemonade beverage segment.

Competive Landscape

Simply Lemonade® - one flavor in a 13.5oz plastic bottle using natural lemon juice and high in calories.

Calypso® – many flavors,20oz glass bottle, artificial coloring, high in calories, artificial sweeteners.

Arizona® Iced Tea – a lemonade/tea known as “Arnold Palmer” in a 24oz can.

Country Time Lemonade® - One flavor in a 12oz can, high in calories.

Hubert’s Lemonade® – all natural lemonade in a 16oz glass bottle.

Competitive Differentiators - Nationally, only a handful of companies market ready-to-drink lemonades and there is only one other major brand containing all natural ingredients: Hubert’s Lemonade® in a smaller 16oz glass bottle. Cabana™ has competitive advantages over existing lemonade brands as follows: Cabana™ is offered in a large format 20oz glass bottle, has 55 calories per 8oz. serving compared to over 100 calories in most competitors and is made of 100% all natural ingredients. The fact that Cabana™ contains no preservatives or artificial sweeteners means that it can be sold in health food stores such as Whole Foods, GNC Live Well, Vitamin Cottage and Sunflower.

Business Value Drivers

We believe that the key value drivers of our business include the following:

Profitable Growth – We believe “functional”, “image-based” and/or “better-for-you” brands properly supported by marketing and innovation, targeted to a broad consumer base, drive profitable growth. We are focused on maintaining and improving profit margins and believe that tailored branding, packaging, pricing and distribution channel strategies help achieve profitable growth. We are implementing these strategies with a view to continuing profitable growth.

International market development – The development and profitable introduction of Cabana™ internationally together with the introduction, in April, 2013, of PULSE® remains a key value driver for our corporate growth.

Cost Management – The principal focus of cost management will continue to be on reducing input supply and production costs on a per-case basis, including raw material costs and co-packing fees. The reduction of accounts receivable and inventory days on hand also remains a further key area of focus.

Efficient Capital Structure – Our capital structure is intended to optimize our working capital to finance expansion, both domestically and internationally. We believe our strong capital position currently provides us with a competitive advantage.

We believe that, subject to increases in the costs of certain raw materials being contained, these value drivers, when properly implemented in the United States and internationally, will result in: (1) maintaining and increasing our product gross profit margins; (2) providing additional leverage over time through reduced expenses as a percentage of net operating revenues; and (3) optimizing our cost of capital. The ultimate measure of success is and will be reflected in our current and future results of operations.

Gross and net sales, gross profits, operating income, net income and net income per share represent key measurements of the above value drivers. These measurements will continue to be a key management focus in 2013. See “Results of Operations” for a complete discussion of our current and future business.

Growth Strategy

Our growth strategy includes:

-	securing additional distributors in the United States and internationally;
-	increasing brand awareness of PULSE® in 2013;
-	securing additional chain, convenience and key account store listings for our products across United States and internationally;
-	providing online shopping in 2013;
-	expanding our PULSE® brand by developing new proprietary formulations;
-	completing the development of a third branded product closely associated with the PULSE® health platforms; and
-	obtaining a NASDAQ or NYSE MKT listing for our shares.

Keys to Success

The over-riding key to our short-term and long-term success is to obtain the necessary financing to: build our distribution network, increase inventory levels, increase sales of both beverage brands and to support resulting receivables. As of December 31, 2012, we had $744,906 in cash and, as a result of an offering that we recently completed, as of March 29, 2013 we had in excess of $3.9 million in cash, which is sufficient to finance our short-term and long-term growth strategy. This cash position allows us to rapidly grow both beverage products and support rapid growth in inventory and receivables.

Another key to our success is to continue development and expansion of our distribution network both in the United States and internationally, in particular Asia, and to continue to obtain chain store listings for our products.  Management has the contacts to rapidly build such a distribution network and to continue to obtain chain store listings. We have distribution for Cabana™ in Canada, Mexico, Panama, Bermuda and 43 US states. A key to any successful beverage company is its ability to develop a critical-mass nationwide distribution system to support chain store distribution. In that regard, we spent 2012 focused on the establishment of a high quality extensive distribution system using Cabana™ as our introductory product and then, during the latter part of 2012, approached and secured listings with regional and national grocery and convenience chain stores. Currently we have obtained listings for Cabana™ in over 11,000 regional and national grocery and convenience chain stores. Our distribution network includes over 80% Class “A” distributors such as United Natural Foods, Inc. and distributors for Anheuser Busch, Miller Coors, Pepsi, Coca-Cola, RC/7-Up and Cadbury Schweppes.

Milestones

Milestones reached and building blocks set in place during 2012:

-	we cost efficiently and methodically built a beverage company from the ground up and have overcome difficulties associated with start-up beverage companies relating to financing and product development and acceptance;
-	we completed contracts with co-packers in three strategic locations: Oregon, Virginia and Texas, which has allowed us to produce and distribute our products nationwide cost efficiently;
-	we have built a nationwide distribution system with 90+ distributors servicing 43 US states, Canada, Panama, Bermuda and Mexico. Once this “critical mass” of distributors was established we then approached, and secured listings for Cabana™, with large grocery and convenience store chains resulting in approved listings to date totaling over 11,000 retail outlets. We are starting to deliver Cabana™ to many of these retail outlets and increasing production of Cabana™ to deliver to all of these outlets during the remainder of Q1 2013 and into Q2 2013. We expect to add at least another 9,000 listings during the remainder of 2013 based on discussions we have underway;
-	our distribution infrastructure has been developed without large capital outlays yet we have gained rapid market acceptance for our Cabana™ brand where taste, calories, and all natural ingredients, rather than price, are the major rationale for a consumer purchase;
-	we completed the re-design and flavor profiles of PULSE® and completed our initial commercial production in February, 2013. The result from our product and flavor testing was that PULSE® nutritional claims held up and packaging and flavors were exceptional. Now that we have established a substantial portion of our distribution system, we will readily be able to introduce PULSE® into our existing distribution system through United Natural Food, Inc. and Nature’s Best, the two largest natural food distributors. Existing distributors and chain stores have been made aware of the health benefits and introduction of PULSE®. Introduction to begin in April, 2013.

Segment Information

We have one operating segment: Non-carbonated beverages; and one geographic segment: North America.

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

Distribution Systems

Our distribution systems are comprised of the following types of distributors:

Direct Store Delivery (“DSD”)

DSDs primarily distribute beverages, chips, snacks and milk and provide pre-sales, delivery and merchandising services to their customers. Service levels are daily and weekly and they require 25% to 30% gross profit from sales to their customers. As of the date of this Report, we maintain a network of more than 90 distributors in over 43 states in America, nine provinces in Canada, Panama, Mexico, and Bermuda. We grant these independent distributors the exclusive right in defined territories to distribute finished cases of one or more of our products through written agreements. These agreements typically include compensation to those distributors in the event we provide product directly to one of our regional retailers located in the distributor’s region. We are also obligated to pay termination fees for cancellations of most of these written distributor agreements, which have terms generally ranging from one to three years. We have chosen, and will continue to choose, our distributors based on their perceived ability to build our brand franchise in convenience stores and grocery stores.

We do not have any DSD distributors who account for more than 10% of sales.

Direct to Retail Channel (“DTR”)

We have secured listings with large retail convenience store and grocery store chains where we ship direct to the chain stores warehousing system. Retailers must have warehousing and delivery capabilities. Services to retailer are provided by an assigned broker, approved by us, to oversee all needs which provide some pre-sale and merchandising services. Our direct to retail channel of distribution is an important part of our strategy to target large national or regional restaurant chains, retail accounts, including mass merchandisers and premier food-service businesses. Through these programs, we negotiate directly with the retailer to carry our products, and the account is serviced through the retailer’s appointed distribution system. These arrangements are terminable at any time by these retailers or us, and contain no minimum purchase commitments.

We do not have any DTR distributors who account for more than 10% of sales.

Production Facilities

We outsource the manufacturing and warehousing of our products to third party bottlers and independent contract manufacturers (“co-packers”). We purchase our raw materials from North American suppliers which deliver to our third party co-packers. We currently use three co-packers located in Forest Grove, Oregon, Marion, Virginia and Coppell, Texas to manufacture and package our products. Having three strategically located co-packers reduces our shipping rates and transport times. We intend to identify co-packers in Canada, Europe, and Asia to support the expansion of our products in those markets. Once our products are manufactured, we store the finished product in a warehouse adjacent to each co-packer or in third party warehouses. Our co-packers were chosen on the basis of their proximity to markets covered by our distributors. Most of the ingredients used in the formulation of our products are off-the-shelf and thus readily available. No ingredient has a lead time greater than two weeks. Other than minimum case volume requirements per production run for most co-packers, we do not have annual minimum production commitments with our co-packers. Our co-packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs.

Raw Materials

Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract manufacturers in accordance with our specifications. The raw materials used in the preparation and packaging of our products consist primarily of juice concentrates, natural flavors, stevia, pure cane sugar, bottles, labels, trays and enclosures. These raw materials are purchased from suppliers selected by us or by our contract manufacturers. We believe that we have adequate sources of raw materials, which are available from multiple suppliers.

Currently, we purchase our flavor concentrate from four flavor concentrate suppliers. Generally, all natural flavor suppliers own the proprietary rights to the flavors. In connection with the development of new products and flavors, independent suppliers bear a large portion of the expense for product development, thereby enabling us to develop new products and flavors at relatively low cost. We anticipate that for future flavors and additional products, we may purchase flavor concentrate from other flavor houses with the intention of developing other sources of flavor concentrate for each of our products. If we have to replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers, which could have a material adverse effect on our results of operations.

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

For every run of product, our contract manufacturer undertakes extensive testing of product quality and packaging. This includes testing levels of sweetness, taste, product integrity, packaging and various regulatory cross checks. For each product, the contract manufacturer must transmit all quality control test results to us for reference following each production run. Testing also includes microbiological checks and other tests to ensure the production facilities meet the standards and specifications of our quality assurance sample submission to Catalyst Development Inc. for microbiological checks and other tests to ensure the production facilities meet the standards and specifications of our quality assurance program. Water quality is ensured through activated carbon and particulate filtration as well as alkalinity adjustment when required. Flavors are pre-tested before shipment to contract manufacturers from the flavor manufacturer. We are committed to ongoing product improvement with a view toward ensuring the high quality of our product through a stringent contract packer selection and training program.

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

Intellectual Property

We acquired all of the property and equipment, formulations, rights and trademarks associated with PULSE® from Health Beverage, LLC pursuant to an Asset Purchase Agreement that closed on January 31, 2011.

We own the following intellectual property:

-	the right from Baxter Healthcare Corporation to use the following side panel (label) statement for PULSE® Heart Health Formula™, PULSE® Women’s Health Formula™, PULSE® Men’s Health Formula™ : “PRODUCT FORMULATION DEVELOPED UNDER LICENSE FROM BAXTER HEALTHCARE CORPORATION”;
-	water-based beverage formulations, specifications, manufacturing methods and related Canadian and US unregistered trademark for PULSE® - Heart Health™; PULSE® - Women’s Health™ and PULSE® - Men’s Health™. These trademarks are current in that they are being used currently and will not expire as long as we continue to use them;
-	registered trademarks: “PULSE” – USA & CANADA (a water-based beverage) U.S. No. 2698560, Canada: TMA 622,432 and “PULSE: NUTRITION MADE SIMPLE” – USA ONLY. U.S. No. 2819813. In general, trademark registrations expire 10 years from the filing date or registration date, with the exception in Canada, where trademark registrations expire 15 years from the registration date. All trademark registrations may be renewed for a nominal fee;
-	the trademark Cabana™ in connection with our Cabana™ 100% Natural Lemonade.

We consider our trademarks, trade secrets and the license right described above to be of considerable value and importance to our business.

Research and Development

We have not incurred any research and development expenses since February 15, 2011 except for product re-design and flavor profile modifications.

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

Employees

As of December 31, 2012, we had fifteen employees, including Robert E. Yates, who serves as our President and Principal Executive Financial and Accounting Officer.

Corporate History

We were incorporated in Nevada as Darlington Mines Ltd. (“Darlington”) on August 23, 2006. From August 23, 2006 to February 15, 2011 we were first, an exploration stage company, and, up until September 23, 2011, did not have operating revenues and we were considered a development stage company. As of September 23, 2011, we began production and sales, and, from that day forth we are no longer considered a development stage company, as our planned principal business activities had begun.

On February 15, 2011 we closed a voluntary share exchange transaction with a private Colorado company, The Pulse Beverage Corporation (“Pulse”). The voluntary share exchange transaction was by and among Darlington, Pulse and the stockholders of Pulse (the “Pulse Stockholders”). At the Closing Date, our former President, Chief Executive Officer, Chief Financial Officer and Treasurer agreed to surrender 26,660,000 shares of common stock for cancellation. The Pulse Stockholders received 13,280,000 shares of our common stock in exchange for 100% of the issued and outstanding shares of Pulse representing approximately 46% of our outstanding shares of common stock. In order to better reflect our business operations and to change our name, subsequent to the acquisition of Pulse, effective February 16, 2011, we changed our name to “The Pulse Beverage Corporation” and we were issued a new stock symbol - OTCQB:PLSB. For accounting purposes, the acquisition of Pulse was accounted for as a purchase of the assets of Pulse by Darlington under the purchase method for business combinations. Consequently, the historical financial statements of Darlington continued as our historical financial statements and the operations of Pulse have been included from February 15, 2011, being the date of acquisition.

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

Risk Factors Relating to Our Company and Our Business

We rely on key members of management, the loss of whose services could adversely affect our success and development.

Our success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in our growth and ability to meet our business objectives.  We have an experienced management team of beverage industry executives that have successfully launched and/or managed the distribution for more than twenty-five major brands over the past twenty years. They have strong relationships with distributors and buyers who supply thousands of retail outlets, supermarkets and convenience stores. The loss of our key management personnel could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of an investor's investment.

Because we do not have long term contractual commitments with our distributors, our business may be negatively affected if we are unable to maintain these important relationships and distribute our products.

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

Because we rely on our distributors, retailers and brokers that distribute our competitors’ products along with our own products, we have little control in ensuring our product reaches customers, which could cause our sales to suffer.

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

If any of the above factors work negatively against us, our sales will likely decline and our results of operations will be adversely affected.

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

We currently have distribution arrangements with a few regional retail accounts to distribute our products directly through their venues. However, there are several risks associated with this distribution strategy. First, we do not have long-term agreements in place with any of these accounts and thus, the arrangements are terminable at any time by these retailers or us. Accordingly, we may not be able to maintain continuing relationships with any of these national accounts. A decision by any of these retailers, or any large retail accounts we may obtain, to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our reputation, financial condition or results of operations. In addition, we may not be able to establish additional distribution arrangements with other national retailers.

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

The principal raw materials we use include glass bottles, labels, closures, flavorings, stevia, pure cane sugar and other natural ingredients. The costs of our ingredients are subject to fluctuation. If our supply of these raw materials is impaired or if prices increase significantly, our business would be adversely affected. Certain of our contract manufacturing arrangements allow such contract manufacturers to increase their charges based on certain of their own cost increases. While certain of our raw materials, like glass, are based on a fixed-price purchase commitment, the prices of any of the above or any other raw materials or ingredients may continue to rise in the future and we may not be able to pass any cost increases on to our customers.

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

The recent volatility in the global oil markets has resulted in rising fuel and freight prices, which many shipping companies are passing on to their customers. Our shipping costs, and particularly fuel surcharges charged by our freight carriers, have been increasing and we expect these costs may continue to increase. Energy surcharges on our raw materials may continue to increase. Due to the price sensitivity of our products, we do not anticipate that we will be able to pass all of these increased costs on to our customers.

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

Currently, we purchase our flavor concentrate from three suppliers, and we anticipate that we will purchase flavor concentrate from others with the intention of developing other sources of flavor concentrate for each of our products. The price of our concentrates is determined by our flavor houses, and may be subject to change. Generally, flavor suppliers hold the proprietary rights to their flavors. Consequently, we do not have the list of ingredients or formulas for our flavors and concentrates and we may be unable to obtain these flavors or concentrates from alternative suppliers on short notice. If we have to replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers or experience a change in the taste of our products, all of which could have a material adverse effect on our results of operations.

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

If we are unable to maintain effective disclosure controls and procedures and internal control over financial reporting, our stock price and investor confidence in us could be materially and adversely affected.

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

Because we have a limited operating history and losses since inception, it is difficult to evaluate your investment in our stock.

We have been operating since February 15, 2011 and in production since September 22, 2011 and have not yet achieved positive cash flow from operations or profitability. Evaluation of our business will be difficult because we have a limited operating history. We have generated start-up losses to date while we build our distribution network which could adversely affect our stock price. For the period from inception through December 31, 2012, we have accumulated losses in excess of $4.5 million.  We face a number of risks encountered by early-stage companies, including our need to develop infrastructure to support growth and expansion; our need to obtain long-term sources of financing; our need to establish our marketing, sales and support organizations; and our need to manage expanding operations. Our business strategy may not be successful, and we may not successfully address these risks. If we are unable to obtain profitable operations, investors may lose their entire investment in us.

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

Our securities are traded on the Pink OTC Markets as a QB issuer, which may not provide us much liquidity for our investors as more recognized senior exchanges such as the NYSE MKT and NASDAQ.

Our securities are quoted on the Pink OTC Markets under the QB tier (“the OTC markets”). The OTC markets are inter-dealer, over-the-counter markets that provide significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges. Securities traded on these OTC markets are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC markets. Quotes for stocks included on the OTC markets are not listed in newspapers. Therefore, prices for securities traded solely on the OTC markets may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall.

Any future equity or debt issuances by us may have dilutive or adverse effects on our existing shareholders.

We may issue additional shares of common due to warrants or options being exercised that could dilute your ownership in our company. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on our shareholders, which could cause the market price of our common stock to decline.

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

Our stock price has been subject to significant volatility, and you may not be able to sell shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to fluctuations in the past. During the year ended December 31, 2012, our common stock traded at prices as low as $0.36 per share and as high as $0.73 per share.

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

The beverage industry is highly competitive. Due to our small size, it can be assumed that many of our competitors have significantly greater financial, technical, marketing and other competitive resources. We compete against giant names like The Coca-Cola Company (“Coke”) and PepsiCo, which combine for over 70% of the non-alcoholic beverage market. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than ours.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive offices are located at 11678 N Huron Street, Northglenn, Colorado 80234. We lease these facilities on a month-to-month basis at a cost of $4,000 per month. We also sub-lease product development space located at Unit # 22 – 8980 Fraserwood Court, Burnaby, BC, Canada V5J 5H7 at a cost of $1,400 per month. We believe these facilities are suitable for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Antonio Jose Loureiro (the “Plaintiff”) filed a Notice of Civil Claim against us and two former directors of our company in the Supreme Court of British Columbia, Canada on March 5, 2012. The Supreme court of British Columbia has no jurisdiction against us and we have never been served. The claim alleges that these former directors breached certain oral and/or written agreements relating to the sale of certain securities of our company and that our company induced such former directors to do so. The relief sought by the Plaintiff is the specific performance of such former directors to sell such securities to him or that our company issues such securities to him and, further or alternatively, unspecified damages against our company and such former directors.  On January 18, 2013, even though we have never been legally served, we filed a Response to the Notice of Civil Claim in the Supreme Court of British Columbia. We are of the view that the claim is completely without merit and we intend to vigorously defend against any and all claims under this lawsuit. Any potential judgment against us and awarded to the Plaintiff is expected to be immaterial.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to April 5, 2011, there was no public trading market for our securities. On April 5, 2011, our common stock was quoted under the symbol “PLSB” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.

The following table sets forth the range of high and low bid prices for our common stock for each applicable quarterly period. The table reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year Ended December 31, 2012:

	High($)	Low($)
First Quarter	.73	.36
Second Quarter	.62	.43
Third Quarter	.57	.47
Fourth Quarter	.73	.45

Fiscal Year Ended December 31, 2011:

	High($)	Low($)
First Quarter	n/a	n/a
Second Quarter	1.37	.95
Third Quarter	1.28	.46
Fourth Quarter	.78	.32

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.

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

Number of Shareholders

As of March 29, 2013 there were 51,280,268 shares of our common stock issued and outstanding and approximately 3,000 shareholders. The transfer agent of our common stock is Holladay Stock Transfer, Inc. 2939 North 67th Place, Scottsdale, Arizona 85251.

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

Stock Repurchases

There were no shares repurchased during the fourth quarter of 2012.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2012, we issued the following securities in unregistered transactions:

On October 22, 2012, we issued 10,000 common shares and on December 21, 2012 we issued 10,000 common shares all having a market value of $11,100 pursuant to an Advisory Board Agreement. We relied on exemptions from registration under Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act.

On October 22, 2012 we issued 225,000 Units at $0.40 per Unit to three US accredited investors for cash proceeds of $90,000. Each Unit contained one common share and a three year common share purchase warrant to purchase one additional common share at an exercise price of $0.65 per common share. We relied on exemptions from registration under Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act.

On December 21, 2012 we issued 480,000 common shares having a fair value of $249,600 pursuant to our 2011 Equity Incentive Plan pursuant to the 200,000 cases sold milestone provided therein. A total of 240,000 of these common shares were issued to two officer/directors and 240,000 common shares were issued to three consultants, all of whom are foreign “accredited investors” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

On December 21, 2012 we issued 50,000 common shares having a fair value of $25,000 pursuant to a services agreement. We relied on exemptions from registration under Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act.

On December 21, 2012, members of the advisory board and a director elected to convert a total of $71,667 in unpaid advisory and director fees into 179,167 Units at $0.40 per Unit. Each Unit contained one common share and a three year common share purchase warrant to purchase one additional common share at an exercise price of $0.65 per common share. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act.

On December 21, 2012 we issued 2,875,000 Units at $0.40 per Unit pursuant to subscription agreements with seven US accredited investors and six foreign accredited investors for cash proceeds of $1,150,000. Each Unit contained one common share and a three year common share purchase warrant to purchase one additional common share at an exercise price of $0.65 per common share. For the seven US accredited investors we relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors. For the six foreign accredited investors we relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act as these securities were issued to foreign investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

Subsequent Sales of Unregistered Securities

Subsequent to December 31, 2012, we issued the following securities in unregistered transactions:

On February 22, 2013, members of the advisory board and a director elected to convert a total of $23,333 in unpaid advisory and director fees into 58,333 Units at $0.40 per Unit. Each Unit contained one common share and a three year common share purchase warrant to purchase one additional common share at an exercise price of $0.65 per common share. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act.

On February 22, 2013 we issued 133,783 common shares having a fair value of $99,000 pursuant to a services agreement. We relied on exemptions from registration under Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act.

On February 22, 2013 and March 22, 2013 we issued 10,556,750 Units at $0.40 per Unit pursuant to subscription agreements with fourteen US accredited investors and fifty-five foreign accredited investors for cash proceeds of $4,222,700. Each Unit contained one common share and a three year common share purchase warrant to purchase one additional common share at an exercise price of $0.65 per common share. For the fourteen US accredited investors we relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors. For the fifty-five foreign accredited investors we relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act as these securities were issued to foreign investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

On February 22, 2013 we issued 275,000 common share purchase warrants to acquire one additional common share at $0.65 expiring three years from date of purchase. These warrants were issued as compensation to our placement agent. We relied on exemptions from registration under Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act.

On March 24, 2013 we issued 30,000 common shares having a fair value of $18,900 pursuant to a services agreement. We relied on exemptions from registration under Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act.

On March 24, 2013 we issued 100,000 common shares having a fair value of $142,000 pursuant to a services agreement. We relied on exemptions from registration under Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

The discussion that follows is derived from our audited balance sheets as of December 31, 2012 and 2011 and the audited statements of operations and cash flows for the years ended December 31, 2012 (‘2012”) and 2011 (“2011”).

For the year ended December 31, 2012, our net loss, after adjustments to bring generally accepted accounting principles (GAAP) to adjusted net loss before corporation income taxes, depreciation and amortization, stock-based compensation and one-time charges (Adjusted EBITDA) was $1,770,448. This loss was, for the most part, an investment in the establishment of our extensive distribution system. This loss is relatively low considering 2012 was our first full year of operations. Most emerging growth beverage companies incur significantly larger losses in the first few years of operations after commencing product launches and do not reach one million in annual case sales until the fourth year after product launch.

As an example, Honest Tea, which was sold to Coca-Cola in 2011 for a reported $400 million, was launched in 1998 and had sales of $250,000 in its first year of operation. It took five years for Honest Tea to reach $4.6 million in sales and nine years to reach $13.5 million in sales. When Coca-Cola purchased Honest Tea it was doing a reported 1.4 million in annual case sales.

We have been in operation with our first product, Cabana™ 100% Natural Lemonade, for just over one year and we expect to reach the annualized one million case sale threshold by the end of Q2 2013. We have generated significant operating revenue in a relatively short period of time on just over $4 million of financing raised to December 31, 2012. Of the $4 million in financing to that date we maintained working capital of just over $1.4 million. These sales attainment levels within a relatively short period of time combined with marginal start-up losses reflects the fact that we have employed our existing capital well. During the Q1 of 2013 we raised an additional $4.1 million in equity capital without incurring any debt, and, as at March 29, 2013 have approximately $3.9 million in cash and $4.8 million in working capital.

During April, 2013 we will begin the introduction of our flagship PULSE® product into our already well-established extensive distribution system. We anticipate that our PULSE® brand of functional beverages will attain the annualized one million case sale threshold in 2014.

Statement of Operations – GAAP adjusted to EBITDA

Our net loss for 2012 was $3,505,783 or $0.10 per share (2011 - $914,758 or $0.03 per share). Our loss has increased by $2,591,025 due mainly to increases in non-cash items such as amortization and depreciation, stock-based compensation and asset impairment charges all increasing by $1,647,450. The remaining increase in net loss of $943,575 is mainly due to transitioning into a fully operational business from a development stage company prior to September 22, 2011. We planned increases in all expense categories. Under the metrics employed by management to evaluate the underlying business explained below, Adjusted EBITDA, that underlying loss was reduced by $1,738,336 to $1,770,448 or $0.05 per share (2011 – reduced by $90,886 to $823,872 or $0.00 per share). We define Adjusted EBITDA as operating income before depreciation, amortization of intangible assets, stock-based compensation, and impairment charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling GAAP amounts (i.e., items reported in accordance with U.S. Generally Accepted Accounting Principles) to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the fiscal years ended December 31, 2012 and 2011 follows:

Year Ended December 31, 2012

	GAAP $	Adjustments $	Adjusted EBITDA $

Net Sales	2,295,840		2,295,840
Cost of Sales	1,540,668		1,540,668

Gross Profit	755,172		755,172

Expenses
Advertising, samples and displays	176,289		176,289
Freight-out	249,243		249,243
General and administration	802,294	(37,408)	764,886
Salaries and benefits and broker/agent’s fees	887,857		887,857
Stock-based compensation (Note 11)	1,217,719	(1,217,719)	-
Shareholder, broker and investor relations	459,130		459,130

Total Operating Expenses	3,789,532	(1,255,127)	2,537,405

Net Loss Before Other Income	(3,034,360)	1,255,127	(1,782,233)

Other Income (Expense)
Asset impairment	(483,209)	483,209	-
Forgiveness of debt	9,971		9,971
Interest income, net	1,814		1,814

Total Other Income (Expense)	(471,423)	483,209	11,785

Net Loss	(3,505,783)	1,738,336	(1,770,448)

Net Loss Per Share – Basic and Diluted	$(0.10)	$0.05	$(0.05)

Year Ended December 31, 2011

	GAAP $	Adjustments $	Adjusted EBITDA $

Net Sales	108,418		108,418
Cost of Sales	80,079		80,079

Gross Profit	28,339		28,339

Expenses
Advertising, samples and displays	37,417		37,417
Freight-out	8,103		8,103
General and administration	461,898	(10,886)	451,012
Salaries and benefits and broker/agent’s fees	280,742		280,742
Shareholder, broker and investor relations	116,806		116,806

Total Operating Expenses	904,966	(10,886)	894,080

Net Loss Before Other Income	(876,627)	10,886	(865,741)

Other Income (Expense)
Asset impairment	(80,000)	80,000	-
Forgiveness of debt	36,018		36,018
Interest income, net	5,851		5,851

Total Other Income (Expense)	(38,131)	80,000	41,869

Net Loss	(914,758)	90,886	(823,872)

Net Loss Per Share – Basic and Diluted	$(0.03)	$0.00	$(0.03)

Net Sales

Prior to September 23, 2011 we were a development stage company as we had no operating revenues. Production and sales of our Cabana™ 100% Natural Lemonade started on September 23, 2011 and since, as principal business activities have begun and we are generating significant revenues, we are no longer considered a development stage company. All of our growth is organic growth from sales of Cabana™. During 2011 and 2012 our product development team completed the re-design, testing and flavor profiles of PULSE® in three health platforms: Men’s Health Formula™, Women’s Health Formula™, and Heart Health Formula™. During February 2013 we completed our first commercial production of PULSE® at our Coppell, Texas co-packer and have begun shipping PULSE®, on a limited basis, into our distribution system.

Sales from PULSE® began in February, 2013. We expect 2013 revenues to be significantly higher than 2012 revenues due to regional and national chain and convenience store listings secured for Cabana™ and the rollout of PULSE® into many of the same stores. Recently, we secured world-wide distribution for Cabana™ and PULSE® through a key account. Our distribution system reached nationwide ‘critical-mass’ during the latter part of 2012. Centralized purchasing for large grocery and convenience store chains has resulted in the implementation of shelf-settings and product placements to Q1 of 2013. These factors allowed us to approach and secure listings for our Cabana™ from US national and regional grocery and convenience store chains. During the latter part of 2012 and to March 29, 2013we have approached and secured listings with regional and national grocery and convenience chain stores, and have secured listings for Cabana™ in over 11,000 stores. We expect to add at least an additional 9,000 listings during the remainder of 2013 based on discussions we have underway. On a twelve month from delivery-to-store basis we estimate US Cabana™ case sales in excess of 2,500,000 and international Cabana™ case sales in excess of 500,000 based on secured and targeted listings to date.

We recognize revenue when delivery has occurred, the sales price is fixed and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. We record revenues, net of sales discounts.

During 2012 our gross revenues, on sale of 226,869 cases (2011 – 9,670 cases) of Cabana™, before slotting fees and other promotional allowances, was $2,503,566 (2011 - $110,253), and net sales were $2,295,840 (2011 - $108,418) after slotting fees and other promotional allowances of $205,726 (2011 - $1,835). This increase in case sales and revenues was accomplished during, what is considered, the initial beverage company start-up and product roll-out phase indicating a strong brand and strong consumer acceptance of Cabana™. We expect gross sales, net sales and slotting fees and promotional allowances to increase due to large chain and convenience store listings secured for Cabana™ to date and expected to secure during 2013 for Cabana™ and PULSE®.

Cost of Sales

Our cost of sales for 2012 increased by $1,460,589 to $1,540,668 (2011 – $80,079) due to an increase in Cabana™ case sales from 9,670 to 226,869. As a % of net revenue our costs of sales for 2012 was 67% (2011 – 74%). The decrease is due to higher volumes and better efficiencies at our co-packers. Cost of sales includes raw materials, co-packing services and lab testing. We expect all cost variables to decrease as we source raw materials at a lower cost because of volume discounts; ship our product within a 500 mile radius of our co-packers and due to lower cost glass from a mid-west supplier.

Gross Profit

Our gross profit for 2012 increased by $726,833 to $755,172 (2011 - $28,339) due to increased sales. Our gross profit for 2012 was 33% (2011 – 26%). Cost of our initial production runs was high due to: production techniques and variables we were testing and improving; higher than normal freight costs; higher raw material costs due to low volume purchasing; high cost of glass. We expect gross profits to normalize at 35% in the near-term and 40% in the long-term when PULSE® has a higher weighting of sales.

Advertising, samples and displays

During 2012 we incurred $176,289 (2011 - $37,417) in advertising, samples and displays. This expense includes magazine advertising, samples shipped to distributors, display racks and ice barrels, sell sheets, shelf strips and door decals. We expect this expense to increase in proportion to increase in sales as we increase our sales budget due to the introduction of PULSE in March, 2013 and an overall increase in distribution reach both in the United States and internationally.

Freight-out

During 2012 we incurred $249,243 or $1.10 per case (2011 - $8,103 or $0.84 per case). Freight per case rose during the first half of 2012 and have come back down below $1.00 per case due to shipping out of three co-packing facilities strategically placed closer to our shipping points.

General and administrative

General and administration expenses for the fiscal year ended December 31, 2012 and 2011, both on a GAAP and on an Adjusted EBITDA basis, consist of the following:

	2012 GAAP $	2012 Adjust- ments $	Adjusted EBITDA $	2011 GAAP $	2011 Adjustments $	Adjusted EBITDA $

General and administration
Advisory and director fees	114,437		114,437	59,179		59,179
Amortization and depreciation	37,408	(37,408)	-	10,886	(10,886)	-
Consulting fees	85,750		85,750	63,000		63,000
Legal and professional	121,731		121,731	160,722		160,722
Office expenses	113,542		113,543	31,736		31,736
Regulatory fees	17,416		17,416	31,556		31,556
Rent	55,390		55,390	36,734		36,734
Telephone	19,446		19,446	7,684		7,684
Tradeshows	24,305		24,305	20,770		20,770
Travel and meals	212,869		212,869	39,631		39,631

Total general and administration	802,294		802,294	461,898	(10,886)	451,012

During 2012 we incurred $802,294 in general and administration expenses (2011 - $461,898), an increase of $340,396. The largest increase was in travel which increased by $173,238 to $212,869. This increase was due to adding salespeople throughout the year and more travel by all salespeople and executives. Office expense increased by $81,806 to $113,542. This was due to higher office rent, insurance and general office expenses. Advisory and director fees increased by $55,258 to $114,437. This was due to a full year of fees compared to a partial year in 2011.  Legal and professional fees decreased by $38,991 to $121,731. This was due to not incurring costs associated with the Share Exchange Transaction and other legal financing fees that became defunct.

We expect general and administrative expenses to moderately increase in 2013.

Salaries and benefits and broker/agent’s fees

Salaries and benefits and broker/agent’s fees increased by $607,115 to $887,857. This was due to an overall increase in personnel and a full year of salaries compared to a part year in 2011. We expect to double this cost during 2013 as we hire regional and district managers and additional staff for the introduction of PULSE®. Commissions are expected to be part of regional and district managers’ salaries in 2013. During 2012 commissions were $6,701. We also plan to pay commissions to part-time and full-time brokers. During 2012 and2011 we mainly relied on our senior management and brokers to develop our distribution system and sell product into it.

Shareholder, broker and investor relations

Shareholder, broker and investor relations increased by $342,324 to $459,130. This increase was due to an agreement with consulting firm to introduce our company into the brokerage community. We paid this consulting firm $5,000 per month and issued them 417,571 common shares valued at $203,000 for total compensation of $258,000.

Other Income (Expense)

During 2012 we incurred an asset impairment charge of $483,209 for bottle molds we are not using. During 2011 we incurred an asset impairment charge of $80,000. During 2012 we recognized a forgiveness of debt gain of $9,971 (2011 - $36,018).

LIQUIDITY AND CAPITAL RESOURCES

Overview

During 2012 we increased our cash position from $87,918 in 2011 to $744,906 as of December 31, 2012. Subsequent to December 31, 2012 we received a further $4.1 million pursuant to our $0.40 Unit offering and as at March 29, 2013 we have approximately $3.9 million in cash.

As at December 31, 2012, we had working capital of $1,417,441 which included cash of $744,906, customer accounts receivable of $202,255, inventories of $715,517 (including finished product of $407,560, glass bottles of $42,257 and other raw materials of $265,700) and other current assets of $101,842. We have no debt other than accounts payable of $250,948 and accrued expenses of $96,630. We have no long-term debt.

As at March 29, 2013 our working capital increased to more than $4.8 million. We believe this working capital is sufficient to fund short-term operating losses, until we achieve profitability, and to fund the expected growth of inventory/accounts receivable due to expected 2013 case sale levels of our Cabana™ and PULSE® beverage products. We believe we have enough working capital to bring both products to profitability and we expect to be operationally cash flow positive and profitable during 2013.

During 2012 our net loss, after adjustments to bring GAAP to adjusted EBITDA as discussed above, was $1,770,448. Our view of this loss is as an investment in our distribution system which, into 2013, allows us to distribute our product nationwide and into regional and national chain stores as well as internationally in Canada, Mexico, Panama and Bermuda. During 2012 we did not have the critical mass to secure chain store listings. It wasn’t until the latter part of 2012 that we were in a position to obtain such listings for product to be delivered in early 2013. As at March 29, 2013 we have secured more than 11,000 chain store listings for Cabana™.

The following table sets forth the major sources and uses of cash for our last two fiscal years ended December 31, 2012 and 2011:

	2012 $	2011 $
Net cash used in operating activities	(1,681,044)	(999,297)
Net cash used in investing activities	(273,580)	(392,399)
Net cash provided by financing activities	2,611,612	1,479,614
Net increase (decrease) in cash	656,988	(87,918)

Cash Used in Operating Activities

During 2012 we used $1,681,044 (2011 - $999,297) in operating activities. This was made up of our net loss of $3,505,783 (2011 - $914,758) less adjustments for non-cash items such as: an asset impairment charge of $483,208 (2011 - $80,000), shares and options issued for services of $1,646,736 (2011 - $86,434), amortization and depreciation of $37,407 (2011 - $10,886) and forgiveness of debt of $9,971 (2011 - $36,018) all totaling $2,157,380 (2011 - $141,302). After non-cash items our net loss was $1,348,403 ($773,456) or approximately $112,000 per month (2011 - $64,000). We also used $332,643 (2011 - $225,841) in net increases in operating assets and liabilities. We used $181,453 (2011 $21,302) due to an increase in our customer accounts receivable and $355,257 (2011 - $370,968) due to increases in inventory levels, both due to a significant increase in our sales. We received $183,418 (2011 - $188,746) due to an increase in accounts payable and accrued expenses mainly due to credit extended by our suppliers.

Cash Used in Investing Activities

During 2012 we used $273,580 (2011 - $392,399) in investing activities. We loaned $63,000 to our co-packer in Texas to allow them to acquire a specific piece of equipment to run our PULSE® product in February, 2013. This loan is being repaid on a per-case reduction in co-packing fees and is expected to be fully repaid at some point in 2013. We also spent $116,479 on bottle molds, tray cutting dies and printing aids for 20oz glass Cabana™ bottles and trays and 16oz glass PULSE® bottles and trays. We spent $9,944 on computer and warehouse equipment. We spent $28,784 on formulation costs associated with bringing PULSE® into commercial production. These costs were associated with third party lab testing and consultants to document and review our PULSE® formulas. A total of $12,691 was spent on a test run which was required prior to commercial production in February 2013. We also spent $47,567 advancing our trademarks and packaging.

During 2011 we loaned $200,000 to Catalyst Development Inc. (a related party) pursuant to a Letter Agreement of which $2,761 was repaid during 2011 and $4,885 repaid during 2012.

Cash Provided by Financing Activities

During 2012, we received $2,611,612 (2011 - $1,479,614) from financing activities. We received a $250,000 loan from an unrelated third party, which carried a 6% interest rate, and was converted into equity. In addition we received $2,361,612, net of $164,688 of share issuance costs, and issued 7,231,666 common shares and 7,231,666 common share purchase warrants.

During 2011 we received $1,545,000 and issued 2,025,000 common shares and 1,000,000 common share purchase warrants. We also received a $20,000 loan and repaid this loan and other short-term loans of $65,442 of short-term loans.

Additional Capital

We have in excess of $4.8 million in working capital as at March 29, 2013, as such, we do not need additional capital to finance the growth of our operations. We also have in excess of 19,000,000 warrants outstanding at an average exercise price of $0.62 per common share which could, if exercised, raise us in excess of $12,000,000. We have no assurance, however, that we will ever see this additional money as the warrant holders must first choose to exercise their warrants.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at December 31, 2012, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Stock Based Compensation

We account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

We account for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

We calculate the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.  The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns.

The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no recently issued Accounting Pronouncements that impact us.

ITEM 7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Article 8 of Regulation S-X follow:

2011 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/ Weaver, Martin & Samyn, LLC

Kansas City, MO
March 16, 2012

2012 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pulse Beverage Corporation
Northglenn, Colorado

We have audited the accompanying balance sheet of The Pulse Beverage Corporation (the “Company”) as of December 31, 2012, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2012. The Pulse Beverage Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Pulse Beverage Corporation as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, in conformity with accounting principles generally accepted in the United States of America.

/s/ L.L.Bradford & Company, LLC

Las Vegas, Nevada
March 29, 2013

The Pulse Beverage Corporation
Balance Sheets
As of December 31, 2012 and 2011

	2012 $	2011 $
ASSETS

Current Assets

Cash	744,906	87,918
Accounts receivable (Note 3)	202,755	21,302
Inventories (Note 4)	715,517	370,968
Other current assets	101,842	51,792

Total Current Assets	1,765,020	531,980
Property and equipment, net of accumulated depreciation of $24,663 and $2,577, respectively (Note 6)	482,874	858,536
Other assets
Loan receivable, net of current portion – related party (Note 5)	188,030	193,114
Intangible assets, net of accumulated amortization of $23,631 and $8,309 (Note 6 )	1,104,948	1,031,228
Total Other Assets	1,292,978	1,224,342

Total Assets	3,540,872	2,614,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued expenses	347,579	209,875

Total Current Liabilities	347,579	209,875

Stockholders’ Equity

Preferred Stock, 1,000,000 shares authorized, $0.001 par value, none issued	-	-
Common Stock, 100,000,000 shares authorized, $0.00001 par value 40,701,402 and 31,011,667 issued and outstanding, respectively (Note 8)	407	310
Additional Paid-in Capital	7,817,539	3,403,543
Subscriptions	-	120,000
Accumulated Deficit	(4,624,653)	(1,118,870)

Total Stockholders’ Equity	3,193,293	2,404,983

Total Liabilities and Stockholders’ Equity	3,540,872	2,614,858

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Statements Operations
Years Ended December 31, 2012 and 2011

	2012 $	2011 $

Net Sales	2,295,840	108,418
Cost of Sales	1,540,668	80,079

Gross Profit	755,172	28,339

Expenses
Advertising, samples and displays	176,289	37,417
Freight-out	249,243	8,103
General and administration	802,294	461,898
Salaries and benefits and broker/agent’s fees	887,857	280,742
Stock-based compensation (Note 11)	1,217,719	-
Shareholder, broker and investor relations	459,130	116,806

Total Operating Expenses	3,789,532	904,966

Net Operating Loss	(3,034,360)	(876,627)

Other Income (Expense)
Asset impairment	(483,209)	(80,000)
Forgiveness of debt	9,971	36,018
Interest income, net	1,814	5,851

Total Other Income (Expense)	(471,423)	(38,131)

Net Loss	(3,505,783)	(914,758)

Net Loss Per Share – Basic and Diluted	($0.10)	($0.03)

Weighted Average Shares Outstanding – Basic and Diluted	34,762,000	29,834,000

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Statements of Cash Flows
Years Ended December 31, 2012 and 2011

	2012 $	2011 $
Operating Activities
Net loss	(3,505,783)	(914,758)
Less non-cash items:
Amortization and depreciation	37,407	10,886
Asset impairment	483,208	80,000
Shares and options issued for services	1,646,736	86,434
Forgiveness of debt	(9,971)	(36,018)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(181,453)	(21,302)
Decrease (increase) in prepaid expenses	20,649	(22,317)
(Increase) in inventories	(355,257)	(370,968)
Increase in accounts payable and accrued expenses	183,418	188,746

Net Cash Used in Operating Activities	(1,681,044)	(999,297)

Investing Activities
Investment in loan receivable	(63,000)	-
Investment in note receivable - related party	-	(200,000)
Repayment of note receivable - related party	4,885	2,761
Acquisition of property and equipment	(126,423)	(126,113)
Acquisition of intangible assets	(89,042)	(69,047)

Net Cash Used in Investing Activities	(273,580)	(392,399)

Financing Activities
Cash received in acquisition	-	56
Proceeds from short-term loans	250,000	20,000
Repayment of short-term loans	-	(85,442)
Proceeds from the sale of common stock, net of costs	2,361,612	1,545,000

Net Cash Provided by Financing Activities	2,611,612	1,479,614

Increase in Cash	656,988	87,918

Cash - Beginning of Year	87,918	-

Cash - End of Year	744,906	87,918

Non-cash Financing and Investing Activities:
Acquisition of assets for common shares	-	1,618,020
Short-term loans and payables assumed in acquisition	-	167,165
Shares issued for services, debt and prepaid expenses	768,446	86,434

Supplemental Disclosures:
Interest paid	-	203
Income taxes paid	-	-

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Statement of Stockholders’ Equity
Years Ended December 31, 2012 and 2011

	Shares #	Amount $	Additional Paid-in Capital $	Deficit $	Total $

Balance – December 31, 2010	3,515,000	35	149,015	(204,112)	(55,062)
Shares issued as dividend	38,665,000	387	(387)	-	-
Cancellation of shares	(26,660,000)	(267)	267	-	-
Shares issued for asset acquisition	13,280,000	133	1,617,887	-	1,618,020
Shares issued for cash at $1.00 per share	1,025,000	10	1,024,990	-	1,025,000
Shares issued for services at $0.60 per share	186,667	2	111,781	-	111,783
Shares issued for cash at $0.50 per share	1,000,000	10	499,990	-	500,000
Subscriptions for cash at $0.30 per share	-	-	120,000	-	120,000
Net loss	-	-	-	(914,758)	(914,758)

Balance – December 31, 2011	31,011,667	310	3,523,543	(1,118,870)	2,404,983
Shares issued at $0.30 – 2011 subscriptions	400,000	4	(4)	-	-
Shares issued for cash at $0.30 per share	2,856,666	28	856,972	-	857,000
Shares issued for cash at $0.40 per share	4,675,000	47	1,869,953	-	1,870,000
Shares issued for services at $0.44 per share	1,278,069	13	568,132	-	568,145
Shares issued for incentives at $0.52 per share	480,000	5	249,595	-	249,600
Share issuance costs	-	-	(164,688)	-	(164,688)
Stock-based compensation	-	-	914,036	-	914,036
Net loss	-	-	-	(3,505,783)	(3,505,783)

Balance – December 31, 2012	40,701,402	407	7,817,539	(4,624,653)	3,193,293

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Notes to Financial Statements

1.	Nature of Operations

Darlington Mines Ltd. (“Darlington”) was incorporated in the State of Nevada on August 23, 2006. From August 23, 2006 to February 15, 2011 it was first, an exploration stage company. On February 15, 2011 Darlington Mines Ltd. closed a voluntary share exchange transaction with a private Colorado company, The Pulse Beverage Corporation (“Pulse”) by and among us, Pulse and the stockholders of Pulse. Pulse became a wholly-owned subsidiary. On February 16, 2011 Darlington’s name was changed to “The Pulse Beverage Corporation”. The Pulse Beverage Corporation manufactures and distributes Cabana™ 100% Natural Lemonade and PULSE® brand of functional beverages.

2.	Summary of Significant Accounting Policies

Reclassification

Certain reclassifications have been made to make 2011 amounts conform to 2012 classifications for comparative purposes.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts.

Accounts receivable

We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our bad debt loss history and an overall assessment of past due trade accounts receivable outstanding. Accounts receivable is reported as the customers’ outstanding balances less any allowance for doubtful accounts. We records an allowance for doubtful accounts receivable based on specifically identified amounts that are believed to be uncollectible. After all attempts to collect a receivable have failed, the account receivable is written-off against the allowance. The allowance for doubtful accounts was $nil at December 31, 2012 and 2011.

Inventory

Inventories are stated at the lower of cost to manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, production availability and/or our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market and economic conditions or other factors that may result in cancellations of advance orders or reductions in the rate of reorders placed by customers and/or continued weakening of economic conditions. Additionally, our estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Property and Equipment

Property and equipment includes bottle molds, manufacturing equipment, office equipment, warehouse equipment and display coolers which are all stated at historical cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets which range from three to five years.

Long-Lived Assets

We account for long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2012 and 2011, we recognized an impairment of $483,208 and $80,000, respectively.

Intangible Assets

Intangible assets are comprised primarily of the cost of formulations of our products and of trademarks that represent our exclusive ownership of Cabana™, PULSE® and PULSE: Nutrition Made Simple®, all used in connection with the manufacture, sale and distribution of our beverages. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the year ended December 31, 2012, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values.

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

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. An additional allowance is recorded based on certain percentages of aged receivables, which are determined based on historical experience and assessment of the general financial conditions affecting our customer base. If actual collections experience changes, revisions to the allowance may be required. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance. The allowance for doubtful accounts was $nil and $nil at December 31, 2012 and 2011, respectively.

Fair Value

We complies with the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. See Note 14.

Financial Instruments

We have financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis. Our financial instruments consist of cash, accounts and loans receivables, accounts payable and accrued expenses. The carrying amounts of our financial instruments approximate their fair values as of December 31, 2012 and 2011 due to their short-term nature.

Income Taxes

We follow ASC subtopic 740-10 for recording the provision for income taxes. ASC 740-10 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Concentration of Business and Credit Risk

Financial instruments and related items, which potentially subject us to concentrations of credit risk, consist primarily of cash and receivables. We place our cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of December 31, 2012 and 2011, we exceeded insurance limits by $494,906 and $nil.

We review a customer’s credit history before extending credit. As at and for the year ended December 31, 2012 there was one individual customer with a balance in excess of 10% of the accounts receivable totaling 29% of accounts receivable and there were no customers in excess of 10% of net sales.

Stock-based Compensation

We account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

We account for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

We calculate the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns.

The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

Basic and Diluted Net Income (Loss) Per Share

Net loss per share is computed in accordance with ASC subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of our statements of operations. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if common stock was issued upon the exercise of stock options and warrants. For the years ended December 31, 2012 and 2011, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of outstanding warrants on our net loss. Total potentially dilutive common share equivalents relating to stock purchase warrants and options granted or issued, as at December 31, 2012 and 2011, is 10,647,213 and 1,116,667, respectively.

Recent Pronouncements

In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit's indefinite-lived intangible asset is less than the asset's carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit's indefinite-lived intangible asset is more likely than not greater than the asset's carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for us for annual and interim indefinite-lived intangible asset impairment tests performed beginning October 1, 2012; however, early adoption is permitted. We believe the adoption of ASU 2012-02 will not have a material impact on our financial statements.

We continually assess any new accounting pronouncements to determine their applicability to us. Where it is determined that a new accounting pronouncement affects our financial reporting, we undertake a study to determine the consequence of the change to our financial statements and assure that there are proper controls in place to ascertain that our financial statements properly reflect the change.

3.	Accounts Receivable

Accounts receivable consist of the following as of December 31:

	2012 $	2011 $
Trade accounts receivable	202,255	21,302
Employee advances	500	-
Less: Allowance for doubtful accounts	-	-
	202,755	21,302
	202,755	21,302

4.	Inventory

Inventory consists of the following as of December 31:

	2012 $	2011 $
Finished goods	407,560	107,559
Work in process	-	3,061
Raw Materials	307,957	260,348
	715,517	370,968
	715,517	370,968

5.	Loan Receivable – Related party

Pursuant to a Letter Agreement dated December 24, 2010 between us and Catalyst Development Inc., (“Catalyst”) a company owned by our Chief of Product Development, we loaned $200,000 to Catalyst. The loan bears interest at a rate of 4% per annum, is amortized over 25 years and matures on May 16, 2016 with a balloon payment due in the amount of $174,000. Catalyst repays this loan on a monthly basis at $1,055 principal and interest. As of December 31, 2012, the remaining principal balance due is $193,114 of which $5,084 is current and included in Other Current Assets.

6.	Property and Equipment and Intangible Assets

Property and equipment consists of the following as of December 31:	2012 $	2011 $
Manufacturing and warehouse equipment and molds	230,779	590,000
Display equipment - Coolers	122,187	120,000
Office equipment and computers	29,570	26,113
Mobile display unit	125,000	125,000
Less: depreciation	(24,663)	(2,577)
Total Property and Equipment	482,874	858,536

Intangible assets consists of the following as of December 31:	2012 $	2011 $
Formulations and manufacturing methods	761,963	720,488
Trademarks	159,706	112,139
Side panel statement rights	125,000	125,000
Patents	50,160	50,160
Website	31,750	31,750
Less: amortization	(23,631)	(8,309)
Total Intangible Assets	1,104,948	1,031,228

7.	Short-term Loan

Pursuant to the acquisition of Pulse we assumed short-term loans of $165,442. A total of $65,442 was repaid in cash and $100,000 was converted into $0.50 Units.

On January 31, 2011 a loan of $36,018 was forgiven and a gain of $36,018 was recognized in 2011.

On July 17, 2012 we received $250,000 pursuant to a short-term bridge loan from an unrelated party. This loan bore interest at 6% per annum and was unsecured and due on demand. On December 21, 2012 the principal portion of this loan was converted into $0.40 Units. Each unit contained one common share and one share purchase warrant exercisable at $0.65 expiring December 21, 2015. Accrued interest of $6,486 is included in accrued expenses.

8.	Common Stock

During the year ended December 31, 2011 we:

a)	approved a 12:1 forward stock split by way of stock dividend (the “Split”). A dividend of twelve common shares was issued for each one share of common stock issued and outstanding as of February 4, 2011. The stock dividend increased the number of our issued and outstanding common shares to 42,180,000 from 3,515,000. The stock dividend did not affect the number of authorized common stock, which remained at 100,000,000. On February 15, 2011 our former President, Chief Executive Officer, Chief Financial Officer and Treasurer, agreed to surrender 26,660,000 shares of our common stock to us for cancellation;

b)	issued to Pulse shareholders a total of 13,280,000 common shares having a fair value of $1,618,020, in exchange for 100% of the outstanding common shares of Pulse. We also assumed a short-term loan of $100,000 pursuant to the acquisition of Pulse. Between August 29, 2011 and September 15, 2011 we received a further $400,000 from the same lender. On September 15, 2011 we issued 1,000,000 units at $0.50 per Unit (“$0.50 Unit”) to settle this debt. Each Unit consisted of one common share and one common share purchase warrant to acquire one additional common share at $0.75 per share expiring September 15, 2016;

c)	issued 1,025,000 common shares to foreign accredited investors at $1.00 per share for total proceeds of $1,025,000;

d)	issued 30,000 common shares having a fair value of $32,400 as compensation pursuant to an Advisory Board Agreement. This amount was recorded as a prepaid expense to be amortized over a two year period ending June 15, 2013. On September 15, 2011 we issued 10,000 common shares having a fair value of $10,548 pursuant to this Advisory Board Agreement;

e)	issued 116,667 $0.50 Units to settle $58,335 in advisory fees owing to Advisory Board members and a director;

f)	issued 30,000 common shares, having a fair value of $10,500, pursuant to an agreement for services to be rendered from January 1, 2012 to June 30, 2012. This amount was charged to operations during 2012;

During the year ended December 31, 2012 we:

g)	issued a total of 400,000 $0.30 Units pursuant to $120,000 received prior to December 31, 2011;

h)	received $857,000 pursuant to a $0.30 Unit offering and issued a total of 2,856,666 $0.30 Units. Each $0.30 Unit consisted of one common share and one common share purchase warrant to acquire one additional common share at $0.45 for a period of five years;

i)	received $1,870,000 pursuant to a $0.40 Unit offering and issued a total of 4,675,000 $0.40 Units. Each Unit consisted of one common share and one common share purchase warrant to acquire one additional common share at $0.60 per share as to 1,250,000 $0.40 Units and at $0.65 per common share as to 3,425,000 $0.40 Units, all expiring three years from date of purchase;

j)	issued a total of 309,664 $0.30 Units and 179,167 $0.40 Units, all having a fair value of $164,566 in advisory and business consulting fees owing to Advisory Board members, a director, and an employee. A total of $29,166 was to settle amounts owing at December 31, 2011 and $135,400 was for services owing for the year ended December 31, 2012. Each $0.30 Unit consisted of one common share and one common share purchase warrant to acquire one common share at $0.45 for a period of five years. Each $0.40 Unit consisted of one common share and one common share purchase warrant to acquire one common share at $0.65 for a period of three years;

k)	issued a total of 81,667 common shares, having a fair value of $46,279, pursuant to an Advisory Board Agreement. A total of $6,579 was to settle accrued amounts owing at December 31, 2011, $31,588 was for services rendered during the year and $8,112 was prepaid for services to June 15, 2013;

l)	issued a total of 707,571 common shares, having a fair value of $357,300, pursuant to agreements for services rendered. A total of $348,967 was charged to operations and $8,333 was prepaid for services to January 31, 2013;

m)	issued 480,000 common shares on December 21, 2012 pursuant to our 2011 Equity Incentive Plan pursuant to the 200,000 cases sold milestone provided therein. These shares had a fair value of $249,600. A total of 240,000 of these common shares were issued to two directors and senior officers.

9.	Preferred Stock

Pursuant to a Special Meeting of Shareholders held on July 29, 2011, the Shareholders resolved to amend our Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock, par value $0.001, issuable in series with rights, preferences and limitations to be determined by the Board of Directors from time to time. As of December 31, 2012 and 2011, there have been no issuances of preferred stock.

10.	Warrants

As at December 31, 2012 and 2011 we had 9,161,393 and 1,116,667 common share purchase warrants outstanding, respectively. As at December 31, 2012 the common share purchase warrants have an average exercise price of $0.58 per common share and having an average expiration date of 3.5 years.

11.	Stock-based Compensation

On July 29, 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan") under which we are authorized to grant up to a total of 4,500,000 shares of common stock. Further, the 2011 Plan authorizes our Board of Directors to grant options, restricted stock awards, performance stock awards and stock appreciation rights as compensation for services rendered.

On April 27, 2012 we granted performance equity compensation awards to certain officers, directors and consultants (the “Performance Equity Recipients”). We are to issue 600,000 shares to Performance Equity Recipients on the basis of 480,000 common shares for each 200,000 cases of any of our products sold to a maximum of 2,400,000 common shares issuable. As at September 28, 2012 we had sold 200,000 cases of product and thus, our Performance Equity Recipients earned, and were issued on December 21, 2012, 480,000 common shares having a fair value of $249,600. This amount was charged to operations as share based compensation. As of December 31, 2012 the Performance Equity Recipients have earned a further 93,000 common shares having a fair value of $51,083 which has been recorded as accrued expenses as at December 31, 2012.

On April 27, 2012 we granted stock options under the 2011 Plan to certain officers, directors, employees and consultants to purchase 3,100,000 common shares at $0.50 per common share on or before April 30, 2017. A total of 25% vested immediately with a further 25% vested on October 31, 2012 with a further 25% vesting on each of April 30, 2013 and October 31, 2013.

On July 31, 2012 we granted a stock option to a consultant to purchase 100,000 common shares at $0.50 per common share on or before July 30, 2017. A total 25% vested immediately with a further 25% vesting on each of January 31, 2013, July 30, 2013 and January 31, 2014.

During the year ended December 31, 2012, we recorded stock-based compensation of $914,036.

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average grant date fair values of stock options granted and vested during the year ended December 31, 2012 was $0.37 per share as to 3,100,000 stock options and $0.33 as to 100,000 stock options.

The weighted average assumptions used for each of the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Expected dividend yield	0%	–
Risk-free interest rate	0.27%	–
Expected volatility	104%	–
Expected option life (in years)	5.00	–

The following table summarizes the continuity of our stock options:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
		$	(years)	$

Outstanding, December 31, 2011	–	–	–	–

Granted	3,200,000	0.50

Outstanding, December 31, 2012	3,200,000	0.50	4.34	432,000

Exercisable, December 31, 2012	1,575,000	0.50	4.34	212,625

A summary of the status of our non-vested stock options outstanding as of December 31, 2012, and changes during the year ended December 31, 2012 is presented below:

Non-vested stock options	Number of Options	Weighted Average Grant Date Fair Value
		$
Non-vested at December 31, 2011	–	–

Granted	3,200,000	0.37
Vested	(1,575,000)	0.37

Non-vested at December 31, 2012	1,625,000	0.37

As at December 31, 2012, there was $273,811 of unrecognized compensation cost related to non-vested stock option agreements expected to be recognized over a weighted average period of 0.56 years.

12.	Related Party Transactions and Balances

On December 29, 2010, we loaned $200,000 to a company controlled by our Chief of Product Development (See Note 5). During the year we received $4,885 (2011 - $2,761) as a principal repayment and $7,831 of interest (2011 - $5,417).

On March 15, 2011, we entered into a Director’s Agreement with a director. The director’s Agreement has a term of one year and is cancellable at any time with a 30-day written notice and provides for a fee of $5,000 per quarter. During the year the director elected to convert unpaid fees of $25,833, including $5,833 owing from 2011, into 47,222 $0.30 Units and 29,167 $0.40 Units. Each Unit consisted of one common share and one common share purchase warrant to acquire 76,389 common shares at an average exercise price of $0.53 expiring January 25, 2015 to December 21, 2015.

13.	Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	December 31,
	2012		2011

U.S statutory rate	34%		34%
Less valuation allowance	(34%	)	(34%	)
Effective tax rate	0%		0%

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
Deferred tax assets	2012	2011
Stock based compensation	$1,217,719	$42,700
Net operating losses	882,950	269,300
Asset impairment	483,209	80,000
	2,583,878	392,000
Deferred tax liability
Depreciation expense	(14,657)	(2,517)
Net deferred tax assets	2,569,221	389,483
Less valuation allowance	(2,569,221)	(389,483)
Deferred tax asset - net valuation allowance	$-	$-

The net change in the valuation allowance for the year ended December 31, 2012 was $(2,179,738).

We have a net operating loss carryover of approximately $4,600,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, our ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. We had no material unrecognized income tax assets or liabilities for the years ended December 31, 2012 and 2011.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2012 and 2011, there was no income tax or related interest and penalty items in the income statement, or liabilities on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years beginning October 1, 2008 or state income tax examination by tax authorities for years beginning October 1, 2009. We are not currently involved in any income tax examinations.

14.	Fair Value Measurements

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

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability. We have no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1 $	Level 2 $	Level 3 $	Total $
Assets:
Note receivable	-	188,030	-	188,030
Liabilities:

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1 $	Level 2 $	Level 3 $	Total $
Assets:
Note receivable	-	193,114	-	193,114
Liabilities:

15.	Business Combination

On February 15, 2011 we acquired 100% of the issued and outstanding shares of The Pulse Beverage Corporation (“Pulse”). Pulse shareholders were issued 13,280,000 common shares in exchange for 100% of the issued and outstanding common shares of Pulse for a total purchase price of $1,618,020. For accounting purposes, the acquisition of Pulse was accounted for utilizing the equity method by us under acquisition method for business combinations. Pursuant to ASC 805, we recognized identifiable assets acquired and financial liabilities assumed as follows:

Consideration:	$
Equity Instruments (13,280,000 common shares)	1,618,020
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	56
Property and equipment (See Note 5)	815,000
Identifiable intangible assets (See Note 5)	970,488
Financial liabilities	(167,524)
Total identifiable net assets	1,618,020

The fair value of the 13,280,000 common shares issued as consideration paid for 100% of the issued shares of The Pulse Beverage Corporation was determined on the basis of the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date.

16.	Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose:

a)	we received a further $4,102,700 pursuant to our $0.40 Unit offering.. Pursuant to subscription agreements received and accepted we issued a total of 10,256,750 $0.40 Units. Each $0.40 Unit consisted of one common share and one common share purchase warrant to acquire one additional share at $0.65 expiring three years from date of purchase;

b)	we settled $23,333 of debt owing to two Advisory Board Members and a director by issuing 58,333 $0.40 Units;

c)	we issued 133,783 common shares, having a fair value of $0.74 per share, pursuant to a professional services agreement, as compensation for services rendered and to be rendered for the period from January 25, 2013 to April 25, 2013;

d)	we issued 30,000 common shares, having a fair value of $0.63 per share, pursuant to a letter agreement, as compensation for services to be rendered from January 1, 2013 to June 30, 2013;

e)	in connection with our $0.40 Unit offering and pursuant to an Agency Agreement we issued 275,000 common share purchase warrants to acquire one additional common share at $0.65 expiring three years from date of purchase. In addition we issued 100,000 common shares, having a fair value of $1.42 per share, as compensation for introduction of an investor.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure.

On February 1, 2013, our board of directors approved the engagement of L.L. Bradford & Company, LLC, as our new independent registered public accounting firm and on January 31, 2013 we dismissed Weaver, Martin & Samyn , LLC, our former independent registered public accounting firm.  The engagement of L.L. Bradford & Company, LLC and dismissal of Weaver, Martin & Samyn , LLC was previously reported in the Current Report on Form 8-K filed with the SEC on February 4, 2013.

ITEM 9a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Robert E. Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based on that evaluation it was concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

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

As of December 31, 2012 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer) and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon this assessment, management concluded that our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names, ages, and respective positions of our directors, executive officers, and key employees are set forth below.

Name	Age	Present Positions with Company
Robert E. Yates	68	President, Chief Executive Financial and Accounting Officer and Director
Francis Chiew	51	Secretary and Director
Parley (Paddy) Sheya	57	Director

Robert E. Yates - President, Chief Executive, Financial and Accounting Officer and Director

Mr. Yates is the current president, chief executive officer, chief financial officer and treasurer and has served in those positions since February 15, 2011. Mr. Yates has also been a director of the Company since February 15, 2011.

Mr. Yates is a seasoned business executive with experience in growing and managing businesses as exemplified by efforts on behalf of Vancol Industries. From 2006 to 2009, Mr. Yates served as a General Manager of Mobility Works, in Cincinnati, Ohio, a company engaged in providing specialty equipment and handicapped accessible vehicles in support of disabled populations. From 1993 to 2005, Mr. Yates was in charge of a start-up operation for Vancol with his areas of responsibility: product development, plant production and the distribution of Vancol’s many products in both the United States and Canada. Under his guidance, Vancol’s sales rose from less than $10 million to $50 million in three years. Over the last twenty years Mr. Yates’ beverage portfolio has included such brands as Monster; AriZona Tea; Rock Star, Vitamin Water, Perrier, Everfresh Juices, Ocean Spray, Miller Beer, Honest Tea and Fiji Water. In addition, Mr. Yates successfully launched his own brand, Quencher, which he built into a 2 million case brand in two years. Mr. Yates completed a management course at Oglethorpe University in Atlanta, Georgia, and has an associate’s degree in business administration from Highland Park College, in Highland Park, Michigan and completed a Professional Personnel Management Course with the US Air Force.

Parley Sheya – Director

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

Mr. Chiew is an independent director, as that term is defined by Rule 10A-3 of the Exchange Act. None of our directors qualifies as a “financial expert” as defined by Section 407 of the Sarbanes-Oxley Act of 2002.

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

Involvement in Certain Legal Proceedings

In December, 2006 Robert E. Yates filed for personal bankruptcy in Federal Bankruptcy Court in Denver, Colorado. His personal bankruptcy was finalized in February, 2007. In May, 2005 Vancol Industries filed for bankruptcy under Chapter 7 of the Bankruptcy Code. Mr. Yates resigned his position as an executive officer of Vancol Industries in 2005.

Other than as set forth above, no director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2012, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2012:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Robert Yates - President, Chief Executive, Financial and Accounting Officer and Director	0	1	0
Parley Sheya – Director	0	0	0
Francis Chiew – Secretary and Director	0	1	0

Code of Ethics

We have not adopted a formal code of ethics that applies to our directors, officers or employees since we only have fifteen employees including our two officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by Executive Officers during the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Comp- ensation ($)	Total ($)
Robert E. Yates President, Chief Executive Officer, Treasurer and Chief Financial Officer	2012	102,000	10,000	83,200	289,370	Nil	Nil	Nil	484,570
	2011	89,250	Nil	Nil	Nil	Nil	Nil	Nil	89,250
Parley Sheya VP and National Sales Manager	2012	104,166	5,000	41,600	130,216	Nil	Nil	Nil	280,982
	2011	50,404	Nil	Nil	Nil	Nil	Nil	Nil	50,404

Performance Awards

On April 27, 2012 we granted performance equity compensation awards to certain officers, directors and consultants (the “Performance Equity Recipients”). We are to issue 2,400,000 common shares to Performance Equity Recipients on the basis of 480,000 common shares for each 200,000 cases of any of our products sold to a maximum of 2,400,000 common shares issuable. As at September 28, 2012 we had sold 200,000 cases of product and thus, our Performance Equity Recipients earned, and were issued on December 21, 2012, 480,000 common shares having a fair value of $249,600 of which 160,000 common shares, valued at $83,200, were issued to our Chief Executive Officer, Robert E. Yates, and 80,000 common shares, valued at $41,600, were issued to Parley Sheya. There are outstanding equity awards for 1,920,000 common shares to be issued upon another 800,000 cases of product being sold. As at December 31, 2012 the Performance Equity Recipients have earned a further 93,000 common shares having a fair value of $51,083 which has been recorded as accrued expenses as at December 31, 2012.

We do not maintain any plans in respect of the retirement of our directors and executive officers.

Stock Incentive Plan

Pursuant to a Special Meeting of Shareholders of our company, held n July 29, 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan") under which we are authorized to grant up to a total of 4,500,000 shares of common stock. Further, the 2011 Plan authorizes our Board of Directors to grant options, restricted stock awards, performance stock awards and stock appreciation rights as compensation for services rendered.

On April 27, 2012 we granted stock options under the 2011 Plan. In total, 3,200,000 stock options have been awarded of which 1,575,000 have vested and 1,625,000 have not vested.

On April 27, 2012 we granted stock options under the 2011 Plan to two senior officer/directors to purchase 1,450,000 common shares at $0.50 per common share expiring on or before April 30, 2017. A total of 1,000,000 stock options were awarded to our Chief Executive Officer, Robert E. Yates, which were valued at $370,608 of which $289,370 was recorded as stock-based compensation and $81,238 is unrecognized as at December 31, 2012. A total of 450,000 stock options were awarded to our Vice President, Parley Sheya, which were valued at $166,774 of which $130,216 was recorded as stock-based compensation and $36,558 is unrecognized as at December 31, 2012.

On April 27, 2012 we granted stock options under the 2011 Plan to our independent director, Francis Chiew, to purchase 100,000 common shares at $0.50 per common share expiring on or before April 30, 2017. These options were valued at $37,061 of which $28,937 was recorded as stock-based compensation and $8,124 is unrecognized as at December 31, 2012.

On April 27, 2012 we granted stock options under the 2011 Plan to an employee and three consultants to purchase 1,550,000 common shares at $0.50 per common share expiring on or before April 30, 2017. These options were valued at $594,215 of which $586,091 was recorded as stock-based compensation and $8,124 is unrecognized as at December 31, 2012.

On July 31, 2012 we granted a stock option to a consultant to purchase 100,000 common shares at $0.50 per common share on or before July 30, 2017. A total 25% vested immediately with a further 25% vesting on each of January 31, 2013, July 30, 2013 and January 31, 2014. These options were valued at $19,190 of which $8,153 was recorded as stock-based compensation and $11,037 is unrecognized as at December 31, 2012.

No stock options have been exercised as at December 31, 2012.

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Robert Yates	500,000	500,000	-	0.50	-	-	-	-	-
Parley Sheya	225,000	225,000	-	0.50	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2012.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Francis Chiew	-	-	37,061	-	-	-	-

We did not pay our directors, who also act as senior management/officers any fees or other compensation for acting as a director during our fiscal year ended December 31, 2012.

We paid Francis Chiew $5,000 per quarter as an independent director. On April 27, 2012 we granted stock options under the 2011 Plan to our independent director, Francis Chiew, to purchase 100,000 common shares at $0.50 per common share expiring on or before April 30, 2017. These options were valued at $37,061 of which $28,937 was recorded as stock-based compensation and $8,124 is unrecognized as at December 31, 2012.

Our directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 29, 2013 by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Except as otherwise indicated, each shareholder listed possess sole voting and investment power with respect to the shares shown.

Name and address	Amount and nature of beneficial ownership	Percent of class

Robert E. Yates of 11580 Quivas Way, Westminster, CO 80234	2,711,333	5.29%

Francis Chiew of 902, B1, KangBao Huayuan, #8 Gongren Tiyuchang Donglu, Chaoyand District, Beijing, PRC 100020	3,097,928	6.04%

Parley Sheya of 11678 N Huron St, Northglenn, CO 80234	113,333.02%

All executive officers and directors as a group (3 persons)	5,922,594	11.35%

A total of 51,333 common shares are held of record by Jonni K. Yates, the wife of Mr. Robert E. Yates.

Securities Authorized For Issuance under Compensation Plans

The table set forth below present’s information relating to our equity compensation plans as of the date of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))

2011 Equity Incentive Plan	3,200,000	$0.50	1,300,000

Equity compensation plans not approved by security holders

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On December 29, 2010, we loaned $200,000 to a company controlled by our Chief of Product Development. During the year we received $4,885 (2011 - $2,761) as a principal repayment and $7,831 of interest (2011 - $5,417).

On March 15, 2011, we entered into a Director’s Agreement with a director. The director’s Agreement has a term of one year and is cancellable at any time with a 30-day written notice and provides for a fee of $5,000 per quarter. During the year the director elected to convert unpaid fees of $25,833, including $5,833 owing from 2011, into 47,222 $0.30 Units and 29,167 $0.40 Units. Each Unit consisted of one common share and one common share purchase warrant to acquire 76,389 common shares at an average exercise price of $0.53 expiring January 25, 2015 to December 21, 2015.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by L.L. Bradford & Company, LLC during 2012 and by our former independent auditors, Weaver, Martin & Samyn LLC, during 2011 for professional services rendered for the fiscal years ended December 31, 2012 and 2011:

Fee Category	2012 Fees	2011 Fees
Audit Fees	$	$
L.L. Bradford & Company, LLC	-	-
Weaver, Martin & Samyn, LLC	19,000	29,750
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$19,000	$29,750

Audit Fees consist of fees billed for professional services rendered for the audit of our company’s financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2012 or 2011.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

1) Financial Statements: The financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this 2012 Annual Report on Form 10-K.

2) Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3) Exhibits: The required exhibits are included at the end of this Report and are described in the exhibit index.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1(1)	Share Exchange Agreement dated February 15, 2011
3.1(1)	Articles of Merger dated February 17, 2011
3.2(2)	Articles of Incorporation including all amendments to date
3.3(2)	Bylaws
10.4	Form of $1.00 Share Private Placement Subscription Agreement
10.5	Form of $0.50 Unit Private Placement Subscription Agreement
10.6	Form of $0.30 Unit Private Placement Subscription Agreement
10.7	Form of $0.40 Unit Private Placement Subscription Agreement
10.8(3)	The Pulse Beverage Corporation 2011 Equity Incentive Plan
10.9	Form of Stock Option Agreement and Grant Notice
10.10	Form of Stock Bonus Agreement
10.11	Form of Warrant Certificate
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from our current report on Form 8K filed February 22, 2011
(2)	Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on February 6, 2007
(3)	Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on July 31, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2013

The Pulse Beverage Corporation

By: /s/ Robert E. Yates
Name: Robert E. Yates
Title: Chief Executive Officer (principal executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Yates Robert E. Yates	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	March 29, 2013

/s/ Francis Chiew Francis Chiew	Secretary and Director	March 29, 2013

/s/ Parley Sheya Parley Sheya	Director	March 29, 2013