Form 10-Q
period 2013-03-31
Pulse Beverage Corp
filed 2013-05-15
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53586

THE PULSE BEVERAGE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	36-4691531
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

11678 N Huron Street, Northglenn, CO 80234
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

51,433,924 shares of common stock, par value $0.00001, as of May 15, 2013.

THE PULSE BEVERAGE CORPORATION
FORM 10-Q

FORWARD-LOOKING STATEMENTS

           This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 29, 2013.

           Unless otherwise indicated, in this Form 10-Q, references to “we,” “our,” “us,” the “Company,” “Pulse” or the “Registrant” refer to The Pulse Beverage Corporation, a Nevada corporation.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

           The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we anticipate.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
The Pulse Beverage Corporation
Condensed Balance Sheets

	March 31, 2013 $	December 31, 2012 $
ASSETS

Current Assets

Cash	3,809,091	744,906
Accounts receivable	679,181	202,755
Inventories	790,887	715,517
Other current assets	145,084	101,842

Total Current Assets	5,424,243	1,765,020
Property and equipment, net of accumulated depreciation of $36,906 and $24,663, respectively	475,713	482,874
Other assets
Loan receivable, net of current portion – related party	186,727	188,030
Intangible assets, net of accumulated amortization of $29,602 and $26,631	1,138,512	1,104,948
Total Other Assets	1,325,239	1,292,978

Total Assets	7,225,195	3,540,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued expenses	903,765	347,579

Total Current Liabilities	903,765	347,579

Stockholders’ Equity

Preferred Stock, 1,000,000 shares authorized, $0.001 par value, none issued	-	-
Common Stock, 100,000,000 shares authorized, $0.00001 par value 51,280,268 and 40,701,402 issued and outstanding, respectively	513	407
Additional Paid-in Capital	12,033,044	7,817,539
Accumulated Deficit	(5,712,127)	(4,624,653)

Total Stockholders’ Equity	6,321,430	3,193,293

Total Liabilities and Stockholders’ Equity	7,225,195	3,540,872

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Condensed Statements of Operations
Three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013 $	2012 $

Net Sales	788,598	366,671
Cost of Sales	533,372	249,088

Gross Profit	255,226	117,583

Expenses
Advertising, samples and displays	46,047	6,522
Freight-out	91,836	42,289
General and administration	302,964	205,746
Salaries and benefits and broker/agent’s fees	313,422	142,701
Stock-based compensation	481,930	-
Shareholder, broker and investor relations	110,127	132,615

Total Operating Expenses	1,346,326	529,873

Net Operating Loss	(1,091,100)	(412,290)

Other Income (Expense)
Asset impairment	(7,385)	-
Forgiveness of debt	6,486	10,971
Interest income, net	4,524	2,057

Total Other Income (Expense)	3,625	13,028

Net Loss	(1,087,475)	(399,262)

Net Loss Per Share – Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	44,803,000	32,268,000

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Statements of Cash Flows
Three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013 $	2012 $
Operating Activities
Net loss	(1,087,475)	(399,262)
Less non-cash items:
Amortization and depreciation	18,214	4,251
Asset impairment	7,385	-
Shares and options issued for services	42,450	123,334
Forgiveness of debt	-	(10,971)
Stock-based compensation	128,277	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(476,426)	(184,964)
Decrease (increase) in prepaid expenses	25,480	(2,340)
(Increase) Decrease in inventories	(68,590)	34,269
Increase in accounts payable and accrued expenses	579,520	75,462

Net Cash Used in Operating Activities	(831,165)	(360,221)

Investing Activities
Repayment of note receivable - related party	1,252	1,203
Acquisition of property and equipment	(12,466)	(60,000)
Acquisition of intangible assets	(39,536)	(3,675)

Net Cash Used in Investing Activities	(50,750)	(62,472)

Financing Activities
Proceeds from the sale of common stock, net of costs	3,946,100	653,900

Net Cash Provided by Financing Activities	3,946,100	653,900

Increase in Cash	3,064,185	231,207

Cash - Beginning of Period	744,906	87,918

Cash - End of Period	3,809,091	319,125

Non-cash Financing and Investing Activities:

Shares and options issued for services, debt and prepaid expenses	269,510	90,000

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Notes to Financial Statements
(Unaudited)

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

2.	Summary of Significant Accounting Policies

Reclassification

Certain reclassifications have been made to make 2012 amounts conform to 2013 classifications for comparative purposes.

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

Long-Lived Assets

We account for long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2013 and March 31, 2012, we recognized an impairment of $7,385 and $nil, respectively.

Intangible Assets

Intangible assets are comprised primarily of the cost of formulations of our products and of trademarks that represent our exclusive ownership of Cabana™, PULSE® and PULSE: Nutrition Made Simple®, all used in connection with the manufacture, sale and distribution of our beverages. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the three months ended March 31, 2013, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values.

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

3.	Loan Receivable – Related party

Pursuant to a Letter Agreement dated December 24, 2010 between us and Catalyst Development Inc., (“Catalyst”) a company owned by our Chief of Product Development, we loaned $200,000 to Catalyst. The loan bears interest at a rate of 4% per annum, is amortized over 25 years and matures on May 16, 2016 with a balloon payment due in the amount of $174,000. Catalyst repays this loan on a monthly basis at $1,055 principal and interest. As of March 31, 2013, the remaining principal balance due is $191,862 of which $5,135 is current and included in Other Current Assets.

4.	Common Stock

During the three months ended March 31, 2013 we:

a)	received a further $4,102,700 pursuant to our $0.40 Unit offering. Pursuant to subscription agreements received and accepted, we issued a total of 10,256,750 $0.40 Units. We also issued 300,000 $0.40 Units pursuant to $120,000 received as at December 31, 2012. Each $0.40 Unit consisted of one common share and one common share purchase warrant to acquire one additional share at $0.65 expiring three years from date of purchase;

b)	settled $23,333 of debt owing to two Advisory Board Members and a director by issuing 58,333 $0.40 Units;

c)	issued 133,783 common shares, having a fair value of $0.74 per share, pursuant to a professional services agreement, as compensation for services rendered and to be rendered for the period from January 25, 2013 to April 25, 2013;

d)	issued 30,000 common shares, having a fair value of $0.63 per share, pursuant to a letter agreement, as compensation for services to be rendered from January 1, 2013 to June 30, 2013;

e)	issued 275,000 common share purchase warrants to acquire one additional common share at $0.65 expiring February 22, 2016;

f)	issued 100,000 common shares, having a fair value of $1.42 per share, as compensation for introduction to an investor.

5.	Warrants

As at March 31, 2013 we had 20,044,247 common share purchase warrants outstanding having an average exercise price of $0.62 per common share and having an average expiration date of 3 years.

6.	Stock-based Compensation

On April 27, 2012 we granted performance equity compensation awards to certain officers, directors and consultants (the “Performance Equity Recipients”). We are to issue 600,000 shares to Performance Equity Recipients on the basis of 480,000 common shares for each 200,000 cases of any of our products sold to a maximum of 2,400,000 common shares issuable. As at September 28, 2012 we had sold 200,000 cases of product and thus, our Performance Equity Recipients earned, and were issued on December 21, 2012, 480,000 common shares having a fair value of $249,600. As of March 31, 2013 the Performance Equity Recipients have earned a further 279,127 common shares having a fair value of $404,736 which has been recorded as accrued expenses as at March 31, 2013.

7.	Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose: we received $100,000 pursuant to a subscription for 125,000 Units at $0.80 per Unit. Each Unit contains one common share and one common share purchase warrant to acquire one additional share at $1.00 per share for a period of three years. We also issued 28,656 common shares, having a fair value of $28,000, pursuant to two service agreements.

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

The discussion that follows is derived from our unaudited balance sheets as of March 31, 2013 and December 31, 2012 and the unaudited statements of operations and cash flows for the three months ended March 31, 2013 (‘2013”) and 2012 (“2012”).

For the three months ended March 31, 2013, our net loss, after adjustments to bring generally accepted accounting principles (GAAP) to adjusted net loss before corporation income taxes, depreciation and amortization, stock-based compensation and one-time charges (Adjusted EBITDA) was $579,946. This loss was, for the most part, an investment in the establishment of our extensive distribution system. This loss is relatively low considering we have only been in operations for eighteen months. Most emerging growth beverage companies incur significantly larger losses in the first few years of operations after commencing product launches and do not reach one million in annual case sales until the fourth year after product launch.

As an example, Honest Tea, which was sold to Coca-Cola in 2011 for a reported $400 million, was launched in 1998 and had sales of $250,000 in its first year of operation. It took five years for Honest Tea to reach $4.6 million in sales and nine years to reach $13.5 million in sales. When Coca-Cola purchased Honest Tea it was doing a reported 1.4 million in annual case sales.

We have been in operation with our first product, Cabana™ 100% Natural Lemonade, for just eighteen months and we expect to reach the annualized one million case sale thresholds by the end of Q2 2013. We have generated significant operating revenue in a relatively short period of time on just over $8 million of financing raised to March 31, 2013. Of the $8 million in financing to date we maintained working capital of just over $4.5 million, including $3.8 million in cash. These sales attainment levels within a relatively short period of time combined with marginal start-up losses reflects the fact that we have employed our existing capital well.

During April, 2013 we began the introduction of our flagship PULSE® product into our already well-established extensive distribution system. We anticipate that our PULSE® brand of functional beverages will attain the annualized one million case sale threshold in 2014.

Statement of Operations – GAAP adjusted to EBITDA

Our net loss for 2013 was $1,087,475 or $0.02 per share (2012 - $399,262 or $0.01 per share). Our loss has increased by $688,213 from the comparable period in the prior year due mainly to increases in non-cash items such as amortization and depreciation, stock-based compensation and asset impairment charges of $507,529. The remaining increase in net loss of $180,684 is mainly due to increased expenses associated with expanding our business and diverse distribution system. We planned increases in all expense categories. Under the metrics employed by management to evaluate the underlying business explained below, Adjusted EBITDA, that underlying loss was reduced by $507,529 ($0.01 per share) to $579,946 (2012 – reduced by $4,251 to $395,011). We define Adjusted EBITDA as net loss before corporation income taxes, depreciation and amortization, stock-based compensation and one-time charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling GAAP amounts (i.e., items reported in accordance with U.S. Generally Accepted Accounting Principles) to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the three months ended March 31, 2013 and 2012 follows:

Three Months Ended March 31, 2013

	GAAP $	Adjustments $	Adjusted EBITDA $

Net Sales	788,598		788,598
Cost of Sales	533,372		533,372

Gross Profit	255,226		255,226

Expenses
Advertising, samples and displays	46,047		46,047
Freight-out	91,836		91,836
General and administration	302,964	(18,214)	284,750
Salaries and benefits and broker/agent’s fees	313,422		313,422
Stock-based compensation	481,930	(481,930)	-
Shareholder, broker and investor relations	110,127		110,127

Total Operating Expenses	1,346,326	(500,144)	846,182

Net Loss Before Other Income	(1,091,100)	500,144	(590,956)

Other Income (Expense)
Asset impairment	(7,385)	7,385	-
Forgiveness of debt	6,486		6,486
Interest income, net	4,524		4,524

Total Other Income (Expense)	3,625	7,385	11,010

Net Loss	(1,087,475)	507,529	(579,946)

Net Loss Per Share – Basic and Diluted	$(0.02)	$0.01	$(0.01)

Three Months Ended March 31, 2012

	GAAP $	Adjustments $	Adjusted EBITDA $

Net Sales	366,671		366,671
Cost of Sales	249,088		249,088

Gross Profit	117,583		117,583

Expenses
Advertising, samples and displays	6,522		6,522
Freight-out	42,289		42,289
General and administration	205,746	(4,251)	201,495
Salaries and benefits and broker/agent’s fees	142,701		142,701
Shareholder, broker and investor relations	132,615		132,615

Total Operating Expenses	529,873	(4,251)	525,622

Net Loss Before Other Income	(412,290)	4,251	(408,039)

Other Income (Expense)
Forgiveness of debt	10,971		10,971
Interest income, net	2,057		2,057

Total Other Income (Expense)	13,028		13,028

Net Loss	(399,262)	4,251	(395,011)

Net Loss Per Share – Basic and Diluted	$(0.01)	$0.00	$(0.01)

Net Sales

Production and sales of our Cabana™ 100% Natural Lemonade started on September 23, 2011. All of our growth is from sales of Cabana™. During 2011 and 2012, our product development team completed the re-design, testing and flavor profiles of PULSE® functional beverages in three health platforms: Men’s Health Formula™, Women’s Health Formula™, and Heart Health Formula™. During February 2013, we completed our first commercial production of PULSE® at our Coppell, Texas co-packer and have begun shipping PULSE®, on a limited basis, into our distribution system.

Case sales during Q1-2013 for Cabana™ increased 169% quarter over quarter and 133% as compared to Q1-2012. Revenue during Q1-2013 for Cabana™ increased by 232% quarter over quarter and 115% as compared to Q1-2012.

Sales of PULSE® to distributors began in March, 2013 and initial store introduction began in April, 2013 on a limited bases. We expect the remainder of 2013 revenues to be significantly higher than our first quarter due to timing of shipments into our distribution system and the increased number of regional and national chain and convenience store listings secured for Cabana™ and the rollout of PULSE® into many of the same stores. Our distribution system reached nationwide ‘critical-mass’ during the latter part of 2012. Centralized purchasing for large grocery and convenience store chains has resulted in the implementation of shelf-settings and product placements to Q1-2013. These factors allowed us to approach and secure listings for our Cabana™ from US national and regional grocery and convenience store chains. During the latter part of 2012 and to May 14, 2013 we have approached and secured listings with regional and national grocery and convenience chain stores, and have secured listings for Cabana™ in over 12,500 stores. We expect to add at least an additional 7,500 listings during the remainder of 2013 based on discussions we have underway.

During 2013, our gross revenues, on sales of 77,152 cases of Cabana™ and 452 cases of PULSE® (2012 – 33,284 cases of Cabana™), before slotting fees and other promotional allowances, was $866,436 (2012 - $376,699), and net sales were $788,598 (2012 - $366,671) after slotting fees and other promotional allowances of $77,838 (2012 - $10,028). Slotting fees and other promotional allowances are generally between 7% and 9% of gross sales. This increase in case sales and revenues was accomplished during, what is considered, the initial beverage company start-up and product roll-out phase indicating a strong brand and strong consumer acceptance of Cabana™. We expect gross sales, net sales and slotting fees and promotional allowances to increase due to large chain and convenience store listings secured for Cabana™ to date and expected to secure during the remainder of 2013 for Cabana™ and PULSE®.

Cost of Sales

Our cost of sales for 2013 increased by $284,284 to $533,372 (2012 – $249,088) due to an increase in Cabana™ case sales from 33,284 to 77,152. As a percentage of net revenue our costs of sales for 2013 was 67.6% which remains constant with our cost of sales during fiscal 2012. We expect cost of sales as a percentage of net revenue to decrease during the remainder of 2013 due to higher volumes and better efficiencies at our co-packers. Cost of sales includes raw materials, co-packing services and lab testing. We expect all cost variables to decrease as we source raw materials at a lower cost because of volume discounts; ship our product within a 500 mile radius of our co-packers and due to lower cost glass from a mid-west supplier.

Gross Profit

Our gross profit for 2013 increased by $137,643 to $255,226 (2012 - $117,583) due to increased sales of Cabana™. Our gross profit for 2013 was 32.4% (2012 – 32.1%). We expect gross profits to normalize at 35% in the near-term and 40% in the long-term when PULSE® has a higher weighting of sales.

Advertising, samples and displays

During 2013, we incurred $46,047 (2012 - $6,522) in advertising, samples and displays. This expense includes magazine advertising, samples shipped to distributors, display racks and ice barrels, sell sheets, shelf strips and door decals. We expect this expense to increase in proportion to increase in sales as we increase our sales budget due to the introduction of PULSE® in April, 2013 and an overall increase in distribution reach both in the United States and internationally.

Freight-out

During 2013, we incurred $91,836 or $1.18 per case (2012 - $42,289 or $1.27 per case). Freight per case is expected to decrease as we ship out of three co-packing facilities strategically placed closer to our distribution points.

General and administrative

General and administration expenses for the three months ended March 31, 2013 and 2012, both on a GAAP and on an Adjusted EBITDA basis, consisted of the following:

	2013 GAAP $	2013 Adjust- ments $	Adjusted EBITDA $	2012 GAAP $	2012 Adjust- ments $	Adjusted EBITDA $

General and administration
Advisory and director fees	35,925		35,925	26,050		26,050
Amortization and depreciation	18,214	(18,214)	-	4,251	(4,251)	-
Consulting fees	26,250		26,250	18,000		18,000
Legal and professional	54,815		54,815	47,567		47,567
Office expenses	45,999		45,999	40,249		40,249
Regulatory fees	3,806		3,806	3,545		3,545
Rent	23,057		23,057	12,942		12,942
Social Marketing	5,397		5,397	-		-
Telephone	4,368		4,368	4,146		4,146
Tradeshows	2,850		2,850	15,021		15,021
Travel and meals	82,283		82,283	33,975		33,975

Total general and administration	302,964	(18,214)	284,750	205,746	(4,251)	201,495

During 2013, we incurred $302,964 in general and administration expenses (2012 - $205,746), an increase of $97,218. The largest increase was in travel which increased by $48,308 to $82,283. This increase was due to adding salespeople throughout fiscal 2012 and more travel by all salespeople and executives. Advisory, consulting and professional fees combined increased by $25,373 to $116,990.

We expect general and administrative expenses to moderately increase during the remainder of 2013.

Salaries and benefits and broker/agent’s fees

Salaries and benefits and broker and agent’s fees increased by $170,721 to $313,422 (2012 - $142,701). This was due to an overall increase in administration and sales personnel. We expect this cost to increase during the remainder of 2013 and 2014 as we hire regional and district managers and additional staff for the introduction of PULSE®.

Shareholder, broker and investor relations

Shareholder, broker and investor relations decreased by $22,487 to $110,127 (2012 - $132,615). This decrease was due to reducing our overall investor relations activities. We have an agreement with a consulting firm to introduce our company into the brokerage community. We paid this consulting firm $5,000 per month and issued them 133,783 common shares valued at $99,000 of which $66,000 was charged to operations and $33,000 is prepaid for April, 2013, for total compensation of $81,000. We also have a shareholder and investor relations consulting firm that we pay $3,000 per month and issued them 30,000 common shares valued at $18,900 for services to be rendered from January 1, 2013 to June 30, 2013.

Other Income (Expense)

During 2013, we incurred an asset impairment charge of $7,385 for coolers not usable. During 2013, we recognized a forgiveness of debt gain of $6,486 due to interest accrued and forgiven (2012 - $10,971).

LIQUIDITY AND CAPITAL RESOURCES

Overview

During 2013, we increased our cash position from $744,906 as at December 31, 2012 to $3,809,091 as of March 31, 2013. As at March 31, 2013, we had working capital of $4,520,478 which included cash of $3,809,091, customer accounts receivable of $679,181, inventories of $790,887 (including finished product of $460,708 and raw materials of $330,180) and other current assets of $145,084. We have no debt other than accounts payable of $465,929 and accrued expenses of $437,836 including $404,736 that will be settled with the issuance of shares in the future. We have no long-term debt.

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

During 2013, our net loss, after adjustments to bring GAAP to adjusted EBITDA as discussed above, was $579,946. Our view of this loss is as an investment in our distribution system which, into 2013, allows us to distribute our product nationwide and into regional and national chain stores as well as internationally in Canada, Mexico, Panama and Bermuda. During 2012, we did not have the critical mass to secure chain store listings. It wasn’t until the latter part of 2012 that we were in a position to obtain such listings for product to be delivered in Q1 and Q2 of 2013. As at May 15, 2013 we have secured more than 12,500 chain store listings for Cabana™.

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2013 and 2012:

	2013 $	2012 $
Net cash used in operating activities	(831,165)	(360,221)
Net cash used in investing activities	(50,750)	(62,472)
Net cash provided by financing activities	3,946,100	653,900
Net increase (decrease) in cash	3,064,185	231,207

Cash Used in Operating Activities

During 2013, we used $831,165 (2012 - $360,221) in operating activities. This was made up of our net loss of $1,087,475 (2012 - $399,262) less adjustments for non-cash items such as: an asset impairment charge of $7,385, shares and options issued for services of $42,450 (2012 - $123,334), amortization and depreciation of $18,214 (2012 - $4,251) and stock based compensation of $128,277 (2012 - $nil) all totaling $196,326 (2012 - $116,614). We also received $59,984 (2012 – used $77,573) in net changes in operating assets and liabilities. We used $476,426 due to an increase in our customer accounts receivable and $68,590 due to increases in inventory levels, both due to a significant increase in our sales. We received $579,520 due to an increase in accounts payable and accrued expenses due to credit extended by our suppliers and accrued compensation to be settled in future issuances of shares totaling $353,653.

Cash Used in Investing Activities

During 2013, we used $50,750 (2012 - $62,472) in investing activities. During the latter part of fiscal 2012 we loaned $70,500 to our co-packer in Texas to allow them to acquire a specific piece of equipment to run our products. This loan is being repaid at a rate of $0.18 per-case reduction in co-packing fees and is expected to be fully repaid at some point in 2013. We spent $12,467 on die cuts, coolers, office equipment and a delivery van. We spent $12,892 on formulation costs associated with bringing PULSE® into commercial production. These costs were associated with third party lab testing and consultants to document and review our PULSE® formulas. We also spent $8,618 advancing our trademarks and we spent $18,025 to develop a new website including on-line shopping capabilities.

During 2011, we loaned $200,000 to Catalyst Development Inc., a related party, pursuant to a Letter Agreement of which $1,252 was repaid during 2013.

Cash Provided by Financing Activities

During 2013, we received $3,946,100 (2012 - $653,900) from financing activities. We received $3,946,100, net of $156,600 of share issuance costs, and issued 10,256,750 common shares and 10,256,750 common share purchase warrants pursuant to our $0.40 Unit offering.

Additional Capital

We have in excess of $4.5 million in working capital as at March 31, 2013, as such, we do not need additional capital to finance the growth of our operations. We also have in excess of 20,000,000 warrants outstanding at an average exercise price of $0.62 per common share which could, if exercised, raise us in excess of $12,000,000. We have no assurance, however, that we will ever see this additional money as the warrant holders must first choose to exercise their warrants.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at March 31, 2013, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. While there are a number of significant accounting policies affecting our financial statements, we believe the critical accounting policies involving the most complex, difficult and subjective estimates and judgments are: revenue recognition, stock based compensation and use of estimates as discussed in Note 2 to the interim unaudited condensed financial statements included in Item 1 to this Form 10Q.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Robert Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013. Based on that evaluation it was concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Antonio Jose Loureiro (deceased) (the “Deceased Plaintiff”) filed a Notice of Civil Claim against us and two former directors of our company in the Supreme Court of British Columbia, Canada on March 5, 2012. The Supreme Court of British Columbia has no jurisdiction against us and we have never been served. The claim alleges that these former directors breached certain oral and/or written agreements relating to the sale of certain securities of our company and that our company induced such former directors to do so. The relief sought by the Plaintiff is the specific performance of such former directors to sell such securities to him or that our company issues such securities to him and, further or alternatively, unspecified damages against our company and such former directors.  On January 18, 2013, even though we have never been legally served, we filed a Response to the Notice of Civil Claim in the Supreme Court of British Columbia. We are of the view that the claim is completely without merit and we intend to vigorously defend against any and all claims under this lawsuit. Any potential judgment against us and awarded to the Deceased Plaintiff is expected to be immaterial.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties described in Item 1A of our 2012 Form 10-K.  In our judgment, there were no material changes in the risk factors as previously disclosed in Item 1A of our 2012 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Securities Issued in Unregistered Transactions

During the quarter ended March 31, 2013, we issued the following securities in unregistered transactions:

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

On February 22, 2013 and March 22, 2013 we issued 10,556,750 Units at $0.40 per Unit pursuant to subscription agreements with fourteen US accredited investors and fifty-five foreign accredited investors for cash proceeds of $4,222,700. Each Unit contained one common share and a three year common share purchase warrant to purchase one additional common share at an exercise price of $0.65 per common share. For the fourteen US accredited investors we relied on exemptions from registration under the Securities Act provided by Rule 506 (Rule 506 applies to “sophisticated Investors” not “accredited Investors) . For the fifty-five foreign accredited investors we relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act as these securities were issued to foreign investors in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representation made by such investors.

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

Subsequent Sales of Unregistered Securities

Subsequent to March 31, 2013, we issued the following securities in unregistered transactions:

On May 1, 2013, we issued 125,000 Units at $0.80 per Unit for total proceeds of $100,000. Each Unit contains one common share and one common share purchase warrant to acquire one additional share at $1.00 per share for a period of three years. We relied on exemptions from registration under Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act.

On May 1, 2013 we issued 28,656 common shares having a fair value of $38,000 pursuant to a services agreement. We relied on exemptions from registration under Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
2.1(1)	Share Exchange Agreement dated February 15, 2011
2.2(1)	Articles of Merger dated February 17, 2011
3.1(2)	Articles of Incorporation as amended
3.2(2)	Bylaws
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our report on Form 8-K filed February 22, 2011.

(2)	Incorporated by reference from our Registration Statement on Form SB-2 filed December 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PULSE BEVERAGE CORPORATION

Date: May 15, 2013	BY:	/s/ Robert Yates
Robert Yates, President, Chief Executive Officer
Chief Financial Officer, Chief Operating Officer,
and Treasurer (Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)