Form 10-Q
period 2013-06-30
Pulse Beverage Corp
filed 2013-08-06
CIK 1420569

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2013

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

51,458,924 shares of common stock, par value $0.00001, as of July 31, 2013.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
The Pulse Beverage Corporation
Condensed Balance Sheets

	June 30, 2013 $	December 31, 2012 $
ASSETS

Current Assets

Cash	2,921,098	744,906
Accounts receivable	948,874	202,755
Inventories	1,195,229	715,517
Other current assets	91,858	101,842

Total Current Assets	5,157,059	1,765,020
Property and equipment, net of accumulated depreciation of $51,430 and $24,663, respectively	476,891	482,874
Other assets
Loan receivable, net of current portion – related party	185,411	188,030
Intangible assets, net of accumulated amortization of $38,290 and $26,631, respectively	1,131,761	1,104,948
Total Other Assets	1,317,172	1,292,978

Total Assets	6,951,122	3,540,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued expenses	534,393	347,579

Total Current Liabilities	534,393	347,579

Stockholders’ Equity

Preferred Stock, 1,000,000 shares authorized, $0.001 par value, none issued		-
Common Stock, 100,000,000 shares authorized, $0.00001 par value 51,458,924 and 40,701,402 issued and outstanding, respectively	515	407
Additional Paid-in Capital	12,420,401	7,817,539
Accumulated Deficit	(6,004,187)	(4,624,653)

Total Stockholders’ Equity	6,416,729	3,193,293

Total Liabilities and Stockholders’ Equity	6,951,122	3,540,872

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Condensed Statements of Operations
Three Months and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months 2013 $	Three Months 2012 $	Six Months 2013 $	Six Months 2012 $

Sales, gross	1,411,354	955,525	2,277,790	1,332,224
Less: promotions and slotting	(80,385)	(65,723)	(158,610)	(75,751)
Sales, net	1,330,969	889,802	2,119,180	1,256,473
Cost of Sales	829,802	576,742	1,363,173	825,830

Gross Profit	501,167	313,060	756,007	430,643
Expenses
Advertising, samples and displays	84,594	33,846	130,852	40,368
Freight-out	138,517	86,896	230,806	129,187
General and administration	290,637	179,701	591,867	385,559
Salaries and benefits and broker/agent’s fees	355,730	219,739	669,154	362,441
Stock-based compensation	(167,877)	657,079	314,053	657,079
Shareholder, broker and investor relations	97,531	131,463	207,973	264,078

Total Operating Expenses	799,132	1,308,724	2,144,705	1,838,712

Net Operating Loss	(297,965)	(995,664)	(1,388,698)	(1,408,069)

Other Income (Expense)
Asset impairment	-	-	(7,385)	-
Forgiveness of debt	-	-	6,486	10,971
Interest income, net	5,539	2,059	10,063	4,116

Total Other Income (Expense)	5,539	2,059	9,164	15,087

Net Loss	(292,426)	(993,605)	(1,379,534)	(1,392,982)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.03)	(0.03)	(0.04)

Weighted Average Shares Outstanding – Basic and Diluted	51,391,000	34,622,000	48,115,000	33,445,000

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Statements of Cash Flows
Six Months Ended June 30, 2013 and 2012
(Unaudited)

	2013 $	2012 $
Operating Activities
Net loss	(1,379,534)	(1,392,982)
Less non-cash items:
Amortization and depreciation	41,426	14,195
Asset impairment	7,385	-
Shares and options issued for services	445,585	602,392
Forgiveness of debt	-	10,971
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(746,119)	(454,461)
Decrease in prepaid expenses	70,418	121,646
(Increase) in inventories	(464,592)	(175,526)
Increase in accounts payable and accrued expenses	210,148	515,170

Net Cash Used in Operating Activities	(1,815,282)	(758,598)

Investing Activities
Repayment of note receivable - related party	2,517	2,418
Acquisition of property and equipment	(28,168)	(102,100)
Acquisition of intangible assets	(41,472)	(7,705)

Net Cash Used in Investing Activities	(67,123)	(107,387)

Financing Activities
Proceeds from the sale of common stock, net of costs	4,058,600	999,300

Net Cash Provided by Financing Activities	4,058,600	999,300

Increase in Cash	2,176,192	133,315

Cash - Beginning of Period	744,906	87,918

Cash - End of Period	2,921,098	221,233

Non-cash Financing and Investing Activities:

Shares and options issued for services, debt and prepaid expenses	321,233	304,479

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Notes to Financial Statements
(Unaudited)

1.	Nature of Operations

Darlington Mines Ltd. (“Darlington”) was incorporated in the State of Nevada on August 23, 2006. From August 23, 2006 to February 15, 2011 it was an exploration stage company. On February 15, 2011 Darlington Mines Ltd. closed a voluntary share exchange transaction with a private Colorado company, The Pulse Beverage Corporation (“Pulse”) by and among us, Pulse and the stockholders of Pulse. Pulse became a wholly-owned subsidiary. On February 16, 2011 Darlington’s name was changed to “The Pulse Beverage Corporation”. The Pulse Beverage Corporation manufactures and distributes Natural Cabana® Lemonade and PULSE® brand of functional beverages.

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

Long-Lived Assets

We account for long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of June 30, 2013 and June 30, 2012, we recognized an impairment of $7,385 and $nil, respectively.

Intangible Assets

Intangible assets are comprised primarily of the cost of formulations of our products and of trademarks that represent our exclusive ownership of Natural Cabana®, PULSE® and PULSE: Nutrition Made Simple®, all used in connection with the manufacture, sale and distribution of our beverages. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for Q2-2013, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values.

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

Pursuant to a Letter Agreement dated December 24, 2010 between us and Catalyst Development Inc., (“Catalyst”) a company owned by our Chief of Product Development, we loaned $200,000 to Catalyst. The loan bears interest at a rate of 4% per annum, is amortized over 25 years and matures on May 16, 2016 with a balloon payment due in the amount of $174,000. Catalyst repays this loan on a monthly basis at $1,055 principal and interest. As of June 30, 2013, the remaining principal balance due is $190,597 of which $5,187 is current and included in Other Current Assets.

4.	Common Stock

During the six months ended June 30, 2013:

a)	received $4,102,700 pursuant to our $0.40 Unit offering. Pursuant to subscription agreements received and accepted, we issued a total of 10,256,750 $0.40 Units. We also issued 300,000 $0.40 Units pursuant to $120,000 received as at December 31, 2012. Each $0.40 Unit consisted of one common share and one common share purchase warrant to acquire one additional share at $0.65 expiring three years from date of purchase;

b)	issued 125,000 Units at $0.80 per Unit for $100,000. Each Unit consisted of one common share and one common share purchase warrant to acquire one additional share at $1.00 expiring three years from date of purchase;

c)	settled $23,333 of debt owing to two Advisory Board Members and a director by issuing 58,333 $0.40 Units; issued 152,439 common shares, having an average fair value of $0.81 per share, pursuant to a professional services agreement, as compensation for services rendered and to be rendered for the period from January 25, 2013 to July 25, 2013;

d)	issued 30,000 common shares, having a fair value of $0.63 per share, pursuant to a letter agreement, as compensation for services to be rendered from January 1, 2013 to June 30, 2013;

e)	issued 10,000 common shares having a fair value of $13,000 as compensation pursuant to an Advisory Board Agreement;

f)	issued 275,000 common share purchase warrants to acquire one additional common share at $0.65 expiring February 22, 2016;

g)	issued 100,000 common shares, having a fair value of $1.42 per share, as compensation for introduction to an investor;

h)	issued 25,000 common shares at $0.50 per share for cash pursuant to a consultant exercising a stock option.

5.	Warrants

As at June 30, 2013 we had 20,169,247 common share purchase warrants outstanding having an average exercise price of $0.62 per common share and having an average expiration date of 2.8 years.

6.	Stock-based Compensation

On April 27, 2012 we granted performance equity compensation awards to certain officers, directors and consultants (the “Performance Equity Recipients”). We were to issue 480,000 common shares to Performance Equity Recipients for each 200,000 cases of any of our products sold to a maximum of 2,400,000 common shares issuable. As at September 28, 2012 we had sold 200,000 cases of product and thus, our Performance Equity Recipients earned, and were issued on December 21, 2012, 480,000 common shares having a fair value of $249,600. On June 30, 2013 we postponed further issuances for a period of one full year. As of March 31, 2013 a total of $404,736 of compensation was accrued which was reversed during the quarter ended June 30, 2013.

7.	Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and no subsequent events to disclose.

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

Three months ended June 30, 2013 and 2012

The discussion that follows is derived from our unaudited condensed balance sheet as of June 30, 2013 and our audited balance sheet as of December 31, 2012 and the unaudited statements of operations for the three months ended June 30, 2013 (‘2013”) and 2012 (“2012”).

For the three months ended June 30, 2013 and 2012, our net loss, after adjustments to bring generally accepted accounting principles (GAAP) to adjusted net loss before corporation income taxes, depreciation and amortization, stock-based compensation and one-time charges (Adjusted EBITDA) was $437,000 (2012 - $327,000). This loss was, for the most part, an investment in the establishment of our extensive distribution system. This loss is relatively low considering we have only been in operations for less than two years. Most emerging growth beverage companies incur significantly larger losses in the first few years of operations after commencing product launches and do not reach one million in annual case sales until the fourth or fifth year after product launch; We expect our Natural Cabana® brand to reach the annualized one million cases threshold by the end of 2013.

We have been in operation with our first product, Natural Cabana® Lemonade, for just twenty-one months and we expect to reach the annualized one million case sale thresholds by the end of Q3 2013. We have generated significant operating revenue in a relatively short period of time on just over $8 million of financing raised to June 30, 2013. Of the $8 million in financing to date we maintained working capital of just over $4.6 million, including $2.9 million in cash. These sales attainment levels within a relatively short period of time combined with low start-up losses reflects the fact that we have employed our existing capital well. We have an excellent working capital ratio of ten to one and we will likely not need additional capital to finance the growth of our operations for our existing two brands. We are presently looking at a few strategic acquisitions and could possibly need a small financing for that purpose.  We have received several offers for additional financing so that we will have the ability to finance any future acquisitions that we are considering.

On May 2, 2013 we completed our first commercial production run of PULSE® and soon after began its introduction to our distributors and chain stores.

Statement of Operations – GAAP adjusted to EBITDA

Our net loss for Q2-2013 was $292,000 or $0.01 per share (Q2-2012 - $994,000 or $0.03 per share). Our loss has decreased by $702,000 as compared to Q2-2012 due mainly to the discontinuance of our equity incentive plan where we reversed out, during Q2-2013, $405,000 of accrued charges to the end of March 31, 2013 resulting in a negative $168,000 in stock based compensation as compared to $657,000 of stock based compensation in Q2-2012. Also, we have increased our operating overhead to sustain our rapid growth and adding PULSE® to our product mix.

Under the metrics employed by management to evaluate our business, “Adjusted EBITDA” explained below, that underlying loss for Q2-2013 was increased by $145,000 to $437,000 (see below). We define Adjusted EBITDA as net loss before corporation income taxes, depreciation and amortization, stock-based compensation and one-time charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling GAAP amounts (i.e., items reported in accordance with U.S. Generally Accepted Accounting Principles) to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for Q2-2013 and Q2-2012 follows:

Q2-2013

	GAAP $	Adjustments $	Adjusted EBITDA $

Sales, gross	1,411,354		1,411,354
Less: promotions and slotting	(80,385)		(80,385)
Sales, net	1,330,969		1,330,969
Cost of Sales	829,802		829,802

Gross Profit	501,167		501,167

Expenses
Advertising, samples and displays	84,594		84,594
Freight-out	138,517		138,517
General and administration	290,637	(23,212)	267,425
Salaries and benefits and broker/agent’s fees	355,730		355,730
Stock-based compensation	(167,877)	167,877	-
Shareholder, broker and investor relations	97,531		97,531

Total Operating Expenses	799,132	144,665	943,797

Net Loss Before Other Income	(297,965)	144,665	(442,630)

Other Income (Expense)
Interest income, net	5,539		5,539

Total Other Income (Expense)	5,539		5,539

Net Loss	(292,426)	144,665	(437,091)

Net Loss Per Share – Basic and Diluted	$(0.01)	$0.00	$(0.01)

Q2-2012

	GAAP $	Adjustments $	Adjusted BITDA $

Sales, gross	955,525		955,525
Less: promotions and slotting	(65,723)		(65,723)
Sales, net	889,802		889,802
Cost of Sales	576,742		576,742

Gross Profit	313,060		313,060
Expenses
Advertising, samples and displays	33,846		33,846
Freight-out	86,896		86,896

General and administration	179,701	(9,944)	169,757
Salaries and benefits and broker/agent’s fees	219,739		219,739
Stock-based compensation	657,079	(657,079)	-
Shareholder, broker and investor relations	131,463		131,463

Total Operating Expenses	1,308,724	(667,023)	641,701

Net Loss Before Other Income	(995,664)	(667,023)	(328,641)

Other Income (Expense)
Forgiveness of debt	-		-
Interest income, net	2,059		2,059

Total Other Income (Expense)	2,059		2,059

Net Loss	(993,605)	667,023	(326,582)

Net Loss Per Share – Basic and Diluted	(0.03)	$0.02	$(0.01)

Net Sales

Production and sales of our Natural Cabana® Lemonade started on September 23, 2011. The majority of our growth is from sales of Natural Cabana® Lemonade. During 2011 and 2012, our product development team completed the re-design, testing and flavor profiles of PULSE® functional beverages in three health platforms: Men’s Health Formula™, Women’s Health Formula™, and Heart Health Formula™. On May 2, 2013 we completed our first commercial production of PULSE® at our Coppell, Texas co-packer and soon after began its introduction to our distributors and chain stores. Sales of PULSE® to our distributors has just begun and are minimal to date.

Case sales during Q2-2013 for Natural Cabana® Lemonade increased 63% compared to Q1-2013 and 52% as compared to Q2-2012. Gross sales during Q2-2013 for Natural Cabana® Lemonade increased by 63% as compared to Q1-2013 and 48% as compared to Q2-2012.

Initial store introduction of PULSE began in May, 2013 on a limited base. We expect the remainder of 2013 revenues for both products to increase significantly due to timing of shipments into our distribution system and the increased number of regional and national chain and convenience store listings secured for Natural Cabana® Lemonade and the rollout of PULSE® into many of the same stores. Our distribution system reached nationwide ‘critical-mass’ during the latter part of 2012. Centralized purchasing for large grocery and convenience store chains has resulted in the implementation of shelf-settings and product placements to Q2-2013. These factors allowed us to approach and secure listings for our Natural Cabana® Lemonade from US national and regional grocery and convenience store chains.

During Q2-2013 grocery and convenience chain store listings for Natural Cabana® Lemonade increased by 3,000 listings to more than 14,000.

We expect to add at least an additional 6,000 listings during the remainder of 2013 based on discussions we have underway.

During Q2-2013, our gross revenues, on sales of 126,000 cases of Natural Cabana® Lemonade and 1,000 cases of PULSE® (Q2-2012 – 84,000 cases of Natural Cabana® Lemonade), before slotting fees and other promotional allowances, was $1,411,000 (Q2-2012 - $956,000), and net sales were $1,331,000 (Q2-2012 - $890,000) after slotting fees and other promotional allowances of $80,000 (Q2-2012 - $66,000). Slotting fees and other promotional allowances are approximately 7% of gross sales. This increase in case sales and revenues was accomplished during, what is considered, the initial beverage company start-up and product roll-out phase indicating a strong brand and strong consumer acceptance of Natural Cabana® Lemonade. We expect gross sales, net sales and slotting fees and promotional allowances to increase due to large chain and convenience store listings secured for Natural Cabana® Lemonade to date and expected to secure during the remainder of 2013 and the expansion of PULSE®.

Cost of Sales and Gross Profit

As a percentage of net revenue, our cost of sales for Q2-2013 was 62% as compared to 68% for Q1-2013 and 65% for Q2-2012 Our gross profit for Q2-2013 was 38% of net revenue as compared to 32% for Q1-2013 and 35% for Q2-2012.

 This improvement in cost of sales and gross profit is due to higher volumes and better efficiencies at our co-packers. Cost of sales includes raw materials, co-packing fees, warehousing finished product and lab testing. We expect all cost variables to decrease as we source raw materials at a lower cost because of volume discounts; ship our product within a 500 mile radius of our co-packers and due to lower cost glass from a mid-west supplier. We expect gross profit, as a percentage of net revenue to normalize at 40% when PULSE® has a higher weighting of sales.

Advertising, samples and displays

During Q2-2013, we incurred $85,000 (Q2-2012 - $34,000) in advertising, samples, sales displays and in-store sampling programs. This expense includes magazine advertising, samples shipped to distributors, in-store sampling, display racks and ice barrels, sell sheets, shelf strips and door decals. We expect this expense to increase in proportion to increase in sales as we increase our sales budget due to the expanding introduction of PULSE® at the store level which will require in-store sales and sampling programs and due to an overall increase in distribution both in the United States and internationally.

Freight-out

During Q2-2013, we incurred $139,000 or $1.09 per case as compared to $1.27 per case during Q2-2012 and $1.18 per case during Q1-2013. Freight per case is expected to decrease as we ship out of three co-packing facilities strategically placed closer to our distribution points. Our goal is to achieve less than $1.00 per case of shipping to distributors.

General and administrative (“G&A”)

General and administration expenses for Q2-2013 as compared to Q2-2012, both on a GAAP and on an Adjusted EBITDA basis, consisted of the following:

	2013 GAAP $	2013 Adjust- ments $	Adjuste EBITDA $	2012 GAAP $	2012 Adjust- ments $	Adjuste EBITDA $

Advisory and director fees	28,000		28,000	28,000		28,000
Amortization and depreciation	23,000	(23,000)	-	10,000	(10,000)	-
Consulting fees	21,000		21,000	18,000		18,000
Legal and professional	29,000		29,000	18,000		18,000
Office expenses	39,000		39,000	27,000		27,000
Regulatory fees	6,000		6,000	3,000		3,000
Rent	16,000		16,000	14,000		14,000
Social Marketing	5,000		5,000	-		-
Telephone	6,000		6,000	4,000		4,000
Tradeshows	3,000		3,000	3,000		3,000
Travel and meals	115,000		115,000	55,000		55,000

	291,000	(23,000)	268,000	180,000	(10,000)	170,000

During Q2-2013, and on an Adjusted EBITDA basis, we incurred $268,000 in G&A (Q2-2012 - $170,000), an increase of $98,000. The largest increase was in travel and meals which increased by $60,000 to $115,000. This increase was due to adding salespeople and more travel by all salespeople and executives. Legal and professional fees increased by $11,000 to $29,000 due to more distribution agreements being entered into. Office expenses increased by $12,000 to $39,000 due to increased overhead.

We expect general and administrative expenses to moderately increase during the remainder of 2013.

Salaries and benefits and broker/agent’s fees

During Q2-2013 salaries and benefits and broker and agent’s fees increased by $136,000 to $356,000 (Q2-2012 - $220,000). This was due to an overall increase in administration and sales personnel. We expect this cost to increase during the remainder of 2013 and 2014 as we hire regional and district managers and additional staff for the introduction of PULSE®.

Shareholder, broker and investor relations

During Q2-2013 shareholder, broker and investor relations decreased by $34,000 to $98,000 (Q2-2012 - $131,000). This decrease was due to reducing our overall investor relations activities. We have an agreement with a consulting firm to introduce our company into the brokerage community. We paid this consulting firm $10,000 during Q2-2013 and issued common shares valued at $50,000, for total compensation of $60,000. We also have a shareholder and investor relations consulting firm that we paid $9,000 during Q2-2013 and issued common shares valued at $9,000, for total compensation of $18,000. We entered into a letter agreement with Northland Securities, Inc. to assist us in obtaining a senior exchange listing and obtain institutional financing among other services. We paid Northland $8,000 and will issue 19,000 common share purchase warrants at an average exercise price of $1.27 expiring in three years.

Six months ended June 30, 2013 and 2012

The discussion that follows is derived from our unaudited condensed balance sheet as of June 30, 2013 and our audited balance sheet as of December 31, 2012 and the unaudited statements of operations and cash flows for the six months ended June 30, 2013 and 2012.

For the six months ended June 30, 2013, our net loss, after adjustments to bring generally accepted accounting principles (GAAP) to adjusted net loss before corporation income taxes, depreciation and amortization, stock-based compensation and one-time charges (Adjusted EBITDA) was $1,024,000 (six months ended June 30, 2012 - $722,000). This loss was, for the most part, an investment in the establishment of our extensive distribution system. This loss is relatively low considering we have only been in operation for less than two years. Most emerging growth beverage companies incur significantly larger losses in the first few years of operations after commencing product launches and do not reach one million in annual case sales until the fourth or fifth year after product launch. We expect our Natural Cabana® brand to reach the annualized one million cases threshold by the end of 2013.

We have been in operation with our first product, Natural Cabana® Lemonade, for just twenty-one months and we expect to reach the annualized one million case sale thresholds by the end of Q3 2013. We have generated significant operating revenue in a relatively short period of time on just over $8 million of financing raised to June 30, 2013. Of the $8 million in financing to date we maintained working capital of just over $4.6 million, including $2.9 million in cash. These sales attainment levels within a relatively short period of time combined with low start-up losses reflects the fact that we have employed our existing capital well.

On May 2, 2013 we completed our first commercial production run of PULSE® and soon after began its introduction to our distributors and chain stores.

Statement of Operations – GAAP adjusted to EBITDA

Our net loss for the six months ended June 30, 2013 was $1,380,000 or $0.03 per share (the six months ended June 30, 2012 - $1,393,000 or $0.04 per share). Our loss has decreased by $13,000 as compared to the six months ended June 30, 2012 due mainly to the discontinuance of our equity incentive plan where we reversed out, during Q2-2013, $405,000 of accrued charges  as of March 31, 2013 resulting in a sharp reduction in stock based compensation as compared to the six months ended June 30, 2012. Also, we have increased our operating overhead to sustain our rapid growth and adding PULSE® to our product mix. Our Adjusted EBITDA loss for the six months ended June 30, 2013 was decreased by $355,000 to $1,024,000 (see below). We define Adjusted EBITDA as net loss before corporation income taxes, depreciation and amortization, stock-based compensation and one-time charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business, and a summary of Adjusted EBITDA, reconciling GAAP amounts (i.e., items reported in accordance with U.S. Generally Accepted Accounting Principles) to Adjusted EBITDA amounts (i.e., items included within Adjusted EBITDA as defined directly above) for the six months ended June 30, 2013 and 2012 follows:

Six Months Ended June 30, 2013

	GAAP $	Adjustments $	Adjusted EBITDA $

Sales, gross	2,277,790		2,277,790
Less: promotions and slotting	(158,610)		(158,610)
Sales, net	2,119,180		2,119,180
Cost of Sales	1,363,173		1,363,173

Gross Profit	756,007		756,007

Expenses
Advertising, samples and displays	130,852		130,852
Freight-out	230,806		230,806
General and administration	591,867	(41,426)	550,441
Salaries and benefits and broker/agent’s fees	669,154		669,154
Stock-based compensation	314,053	(314,053)	-
Shareholder, broker and investor relations	207,973		207,973

Total Operating Expenses	2,144,705	(355,479)	1,789,226

Net Loss Before Other Income	(1,388,698)	355,479	(1,032,219)

Other Income (Expense)
	(7,385)		(7,385)
	6,486		6,486
Interest income, net	10,063		10,063

Total Other Income (Expense)	9,164		9,164

Net Loss	(1,379,534)	355,479	(1,024,055)

Net Loss Per Share – Basic and Diluted	(0.03)	$0.01	(0.02)

Six Months Ended June 30, 2012

	GAAP $	Adjustments $	Adjusted EBITDA $

Sales, gross	1,332,224		1,332,224
Less: promotions and slotting	(75,751)		(75,751)
Sales, net	1,256,473		1,256,473
Cost of Sales	825,830		825,830

Gross Profit	430,643		430,643
Expenses
Advertising, samples and displays	40,368		40,368
Freight-out	129,187		129,187
General and administration	385,559	(14,195)	371,364
Salaries and benefits and broker/agent’s fees	362,441		362,441
Stock-based compensation	657,079	(657,079)	-
Shareholder, broker and investor relations	264,078		264,078

Total Operating Expenses	1,838,712	(671,274)	1,167,438

Net Loss Before Other Income	(1,408,069)	671,274	(736,795)

Other Income (Expense)
Forgiveness of debt	10,971		10,971
Interest income, net	4,116		4,116

Total Other Income (Expense)	15,087		15,087

Net Loss	(1,392,982)	671,274	(721,708)

Net Loss Per Share – Basic and Diluted	(0.04)	0.02	(0.02)

Net Sales

Production and sales of our Natural Cabana® Lemonade started on September 23, 2011. The majority of our growth is from sales of Natural Cabana® Lemonade. During 2011 and 2012, our product development team completed the re-design, testing and flavor profiles of PULSE® functional beverages in three health platforms: Men’s Health Formula™, Women’s Health Formula™, and Heart Health Formula™. On May 2, 2013 we completed our first commercial production of PULSE® at our Coppell, Texas co-packer and soon after began its introduction to our distributors and chain stores. Sales of PULSE® to our distributors has just begun and are minimal to date.

Initial store introduction of PULSE began in May, 2013 on a limited base. We expect the remainder of 2013 revenues for both products to increase significantly due to timing of shipments into our distribution system and the increased number of regional and national chain and convenience store listings secured for Natural Cabana® Lemonade and the rollout of PULSE® into many of the same stores. Our distribution system reached nationwide ‘critical-mass’ during the latter part of 2012. Centralized purchasing for large grocery and convenience store chains has resulted in the implementation of shelf-settings and product placements to the six months ended June 30, 2013. These factors allowed us to approach and secure listings for our Natural Cabana® Lemonade from US national and regional grocery and convenience store chains. During the latter part of 2012 and to July 31, 2013 we have approached and secured listings with regional and national grocery and convenience chain stores, and have secured listings for Natural Cabana® Lemonade in more than 14,000 stores, an increase of 7,000 stores since the start of the year. We expect to add at least an additional 6,000 listings during the remainder of 2013 based on discussions we have underway.

During the six months ended June 30, 2013, our gross revenues, on sales of 203,000 cases of Natural Cabana® Lemonade and 1,000 cases of PULSE® (six months ended June 30, 2012 – 117,000 cases of Natural Cabana® Lemonade), before slotting fees and other promotional allowances, was $2,278,000 (six months ended June 30, 2012 - $1,332,000), and net sales were $2,119,000 (six months ended June 30, 2012 - $1,256,000) after slotting fees and other promotional allowances of $159,000 (six months ended June 30, 2012 - $76,000). Slotting fees and other promotional allowances are approximately 7% of gross sales. This increase in case sales and revenues was accomplished during, what is considered, the initial beverage company start-up and product roll-out phase indicating a strong brand and strong consumer acceptance of Natural Cabana® Lemonade. We expect gross sales, net sales and slotting fees and promotional allowances to increase due to large chain and convenience store listings secured for Natural Cabana® Lemonade to date and expected to secure during the remainder of 2013 and the expansion of PULSE®.

Cost of Sales and Gross Profit

As a percentage of net revenue our cost of sales for the six months ended June 30, 2013 was 64% as compared to 66% for six months ended June 30, 2012. Our gross profit for the six months ended June 30, 2013 was 36% of net revenue as compared to 34% for six months ended June 30, 2012.This improvement in cost of sales and gross profit is due to higher volumes and better efficiencies at our co-packers. Cost of sales includes raw materials, co-packing fees, warehousing finished product and lab testing. We expect all cost variables to decrease as we source raw materials at a lower cost because of volume discounts; ship our product within a 500 mile radius of our co-packers and due to lower cost glass from a mid-west supplier. We expect gross profit, as a percentage of net revenue to normalize at 40% when PULSE® has a higher weighting of sales.

Advertising, samples and displays

During the six months ended June 30, 2013, we incurred $131,000 (six months ended June 30, 2012 - $40,000) in advertising, samples, sales displays and in-store sampling programs. This expense includes magazine advertising, samples shipped to distributors, in-store sampling, display racks and ice barrels, sell sheets, shelf strips and door decals. We expect this expense to increase in proportion to increase in sales as we increase our sales budget due to the expanding introduction of PULSE® at the store level which will require in-store sales and sampling programs and due to an overall increase in distribution reach both in the United States and internationally.

Freight-out

During the six months ended June 30, 2013, we incurred $231,000 or $1.13 per case as compared to $1.11 per case during six months ended June 30, 2012. Freight per case is expected to decrease as we ship out of three co-packing facilities strategically placed closer to our distribution points. Our goal is to achieve less than $1.00 per case of shipping to distributors.

General and administrative (“G&A”)

General and administration expenses for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, both on a GAAP and on an Adjusted EBITDA base, consisted of the following:

	2013 GAAP $	2013 Adjust- ments $	Adjusted EBITDA $	2012 GAAP $	2012 Adjust- ments $	Adjusted BITDA $

Advisory and director fees	64,000		64,000	54,000		54,000
Amortization and depreciation	41,000	(41,000)	-	14,000	(14,000)	-
Consulting fees	47,000		47,000	36,000		36,000
Legal and professional	84,000		84,000	66,000		66,000
Office expenses	82,000		82,000	68,000		68,000
Regulatory fees	10,000		10,000	6,000		6,000
Rent	39,000		39,000	27,000		27,000
Social Marketing	11,000		11,000	-		-
Telephone	10,000		10,000	8,000		8,000
Tradeshows	6,000		6,000	18,000		18,000
Travel and meals	198,000		198,000	89,000		89,000

	592,000	(41,000)	551,000	386,000	(14,000)	372,000

During the six months ended June 30, 2013, on an Adjusted EBITDA basis, we incurred $551,000 in G&A (six months ended June 30, 2012 - $372,000), an increase of $179,000. The largest increase was in travel and meals which increased by $109,000 to $198,000. This increase was due to adding salespeople and more travel by all salespeople and executives. Legal and professional fees increased by $18,000 to $84,000 due to more distribution agreements being entered into. Office expenses increased by $14,000 to $82,000 due to increased overhead.

We expect general and administrative expenses to moderately increase during the remainder of 2013.

Salaries and benefits and broker/agent’s fees

During the six months ended June 30, 2013 salaries and benefits and broker and agent’s fees increased by $307,000 to $669,000 (six months ended June 30, 2012 - $362,000). This was due to an overall increase in administration and sales personnel. We expect this cost to increase during the remainder of 2013 and 2014 as we hire regional and district managers and additional staff for the introduction of PULSE®.

Shareholder, broker and investor relations

During the six months ended June 30, 2013 shareholder, broker and investor relations decreased by $56,000 to $208,000 (six months ended June 30, 2012 - $264,000). This decrease was due to reducing our overall investor relations activities. We have an agreement with a consulting firm to introduce our company into the brokerage community. We paid this consulting firm $25,000 during six months ended June 30, 20123 and issued common shares valued at $124,000, for total compensation of $149,000. We also have a shareholder and investor relations consulting firm that we paid $18,000 during the six months ended June 30, 2013 and issued common shares valued at $18,000, for total compensation of $36,000. We entered into a letter agreement with Northland Securities, Inc. to assist us in obtaining a senior exchange listing and obtain institutional financing among other services. We paid Northland $8,000 and will issue 19,000 common share purchase warrants at an average exercise price of $1.27 expiring in three years.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the six months ended June 30, 2013, we increased our cash position from $745,000 as of December 31, 2012 to $2,921,000 as of June 30, 2013. As of June 30, 2013, we had working capital of $4,623,000 which included cash of $2,921,000, customer accounts receivable of $900,000, finished goods inventory of $559,000, raw materials inventory of $636,000 and other current assets of $141,000. We have no debt of any kind other than accounts payable of $478,000 and accrued expenses of $56,000.

We believe our current working capital is sufficient to cover operating losses we expect to incur until we achieve profitability, and to fund the expected growth of inventory and accounts receivable due to expected 2013 case sale levels of our Natural Cabana® Lemonade and PULSE®. We believe we have enough working capital to bring both products to profitability and we expect to be operationally cash flow positive and profitable by the end of fiscal 2013.

Our net loss for the six months ended June 30, 2013 and 2012, after adjustments to bring GAAP to adjusted EBITDA as discussed above, was $1,024,000 and $722,000, respectively. Our view is that these losses are an investment in our distribution system which, into 2013, allows us to distribute our product nationwide and into regional and national chain stores as well as internationally in Canada, Mexico, Panama and Bermuda. During the first part of 2012, we did not have the critical mass to secure chain store listings. It wasn’t until the latter part of 2012 that we were in a position to obtain such listings. As at July 31, 2013 we have secured more than 14,000 chain store listings for Natural Cabana® Lemonade.

Our net loss for the six months ended June 30, 2013 and 2012, after adjustments to bring GAAP to adjusted EBITDA as discussed above, was $1,024,000 and $722,000, respectively. Our view is that these losses are an investment in our distribution system which, into 2013, allows us to distribute our product nationwide and into regional and national chain stores as well as internationally in Canada, Mexico, Panama and Bermuda. During the first part of 2012, we did not have the critical mass to secure chain store listings. It wasn’t until the latter part of 2012 that we were in a position to obtain such listings. As at July 31, 2013 we have secured more than 14,000 chain store listings for Natural Cabana® Lemonade, an increase of 7,000 stores since the start of the year.

Introduction of PULSE®

The PULSE® brand was originally formulated by a major healthcare company who spent in excess of $10 million in its initial development and marketing.

The PULSE® brand is designed to be scientifically impactful by incorporating ingredients which are essential to adult health, including liposome nano-dispersion technology that assists the body to best absorb the nutrition.

Pulse has commenced a PULSE® product roll-out in selected markets such as Los Angeles fitness gyms, a health food chain in North Carolina, Gelson’s in Southern California, and certain regional Walgreens.

The acceptance of the product has been very good.  It is important that the consumer be educated as to the enhanced health benefits and the importance of these health benefits to promote living healthier lives longer.

Pulse is completing the setup of its consumer friendly online shopping site allowing the beverage consumer to purchase both PULSE® and Natural Cabana® products online. This new website will help Pulse increase public awareness of its products and make the consumer aware of the PULSE® beverage health benefits.

FUTURE GROWTH AND EXPANSION PLANS

  acquisition of beverage brands that are strategic brands that complement the product mix provide online shopping through a new and improved website complete negotiations with distribution partners in Asia for distribution of both PULSE® and Natural Cabana®
  increase brand awareness of its PULSE® brand by engaging one of the nation’s leading public relations firms securing additional distributors, chain stores, convenience stores and key account listings for its beverage products across United States and into additional international markets expanding its PULSE® brands by developing new proprietary formulations introducing a third blended product closely associated with the PULSE® health platform

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2013 and 2012:

	2013 $	2012 $
Net cash used in operating activities	(1,815,000)	(759,000)
Net cash used in investing activities	(67,000)	(107,000)
Net cash provided by financing activities	4,059,000	999,000
Net increase in cash	2,176,000	133,000

Cash Used in Operating Activities

During the six months ended June 30, 2013, we used $1,815,000 (2012 - $759,000) in operating activities. This was made up of our net loss of $1,380,000 (2012 - $1,393,000) less adjustments for non-cash items such as: an asset impairment charge of $7,000, shares and options issued for services of $446,000 (2012 - $602,000), and amortization and depreciation of $41,000 (2012 - $14,000) all totaling $494,000 (2012 - $628,000). We used $930,000 (2012 – $7,000 used in) in net changes in operating assets and liabilities. We used $746,000 (2012 - $454,000) due to an increase in our accounts receivable and $465,000 (2012 - $176,000) due to increases in inventory levels; both due to a significant increase in our sales and inventory build-up to meet sales orders. Accounts payable and accrued expenses increased $210,000 (2012 - $515,000) due to normal credit extended  by our suppliers. Prepaid expenses decreased by $70,000 (2012 - $122,000).

Cash Used in Investing Activities

During the six months ended June 30, 2013 we used $67,000 (2012 - $107,000) in investing activities. During the latter part of fiscal 2012 we loaned $70,500 to our co-packer in Texas to allow them to acquire a specific piece of equipment to run our products. This loan is being repaid at a rate of $0.18 per-case reduction in co-packing fees and is expected to be fully repaid at some point in 2013. We spent $28,000 on die cuts, coolers, office equipment and a delivery van. We spent $13,000 on formulation costs associated with bringing PULSE® into commercial production. These costs were associated with third party lab testing and consultants to document and review our PULSE® formulas. We also spent $11,000 advancing our trademarks for PULSE® and Natural Cabana® and we spent $18,000 to develop and launch, as of July 26, 2013, a new website including on-line shopping capabilities.

During 2011, we loaned $200,000 to Catalyst Development Inc., a related party, pursuant to a Letter Agreement of which $3,000 was repaid during 2013.

Cash Provided by Financing Activities

During the six months ended June 30, 2013, we received $4,059,000 (2012 - $999,000) from financing activities. We received $3,946,000, net of $157,000 of share issuance costs, and issued 10,256,750 common shares and 10,256,750 common share purchase warrants pursuant to our $0.40 Unit offering. We received $100,000 and issued 125,000 common shares and 125,000 common share purchase warrants pursuant to our $0.80 Unit offering. We received $12,500 and issued 25,000 common shares pursuant to a stock option being exercised by a consultant at $0.50 per share.

Additional Capital

We have in excess of $4.6 million in working capital as at June 30, 2013, as such, we do not need additional capital to finance the growth of our operations. We also have in excess of 20,000,000 warrants outstanding at an average exercise price of $0.62 per common share which could, if exercised, raise us in excess of $12.5 million. We have no assurance, however, that our warrant holders will exercise their warrants prior to their expiry dates.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at June 30, 2013, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Robert Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013. Based on that evaluation it was concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Antonio Jose Loureiro (deceased) (the “Deceased Plaintiff”) filed a Notice of Civil Claim against us and two of our former directors in the Supreme Court of British Columbia, Canada on March 5, 2012. We believe that the Supreme Court of British Columbia has no jurisdiction  over us, and furthermore, we have never been served.  The claim alleges that  our former directors breached certain oral and/or written agreements relating to the sale of certain of our securities and that (we induced such former directors to do so). The relief sought by the Plaintiff is the specific performance of such former directors to sell securities to the Plaintiff’s Estate or that we issue such securities to the Plaintiff’s Estate and, further or alternatively, unspecified damages against us and the former directors.  On January 18, 2013,  we filed a Response to the Notice of Civil Claim in the Supreme Court of British Columbia. We are of the view that the claim is completely without merit and we intend to vigorously defend against any and all claims under this lawsuit. Any potential judgment against us and awarded to the Plaintiff’s Estate is expected to be immaterial.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Securities Issued in Unregistered Transactions

During the quarter ended June 30, 2013, we issued the following securities in unregistered transactions:

On May 2, 2013 we issued 18,656 common shares having a fair value of $25,000 pursuant to a services agreement. We relied on exemptions from registration under Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act.

On May 2, 2013 we issued 125,000 Units at $0.80 per Unit pursuant to a subscription agreement with a US accredited investor for cash proceeds of $100,000. Each Unit contained one common share and a three year common share purchase warrant to purchase one additional common share at an exercise price of $1.00 per common share expiring May 2, 2016. We relied on an exemption from registration under the Securities Act provided by Rule 506.

On May 2, 2013 we issued 10,000 common shares at $1.30 per share pursuant to an Advisory Board Agreement. We relied on an exemption from registration under the Securities Act provided by Rule 506.

On May 21, 2013 we issued 25,000 common shares pursuant to a stock option exercised by a consultant for cash proceeds of $12,500. We relied on an exemption from registration under the Securities Act provided by Rule 506.

Subsequent Sales of Unregistered Securities

None.

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

THE PULSE BEVERAGE CORPORATION

Date: July 31, 2013	BY:	/s/ Robert Yates
Robert Yates, President, Chief Executive Officer
Chief Financial Officer, Chief Operating Officer,
and Treasurer (Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)