Form 10-Q
period 2013-09-30
Pulse Beverage Corp
filed 2013-11-14
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2013

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

51,618,924 shares of common stock, par value $0.00001, as of November 14, 2013.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
The Pulse Beverage Corporation
Condensed Balance Sheets

	September 30, 2013 (Unaudited) $	December 31, 2012 $
ASSETS

Current Assets

Cash	2,415,110	744,906
Accounts receivable	804,114	202,755
Inventories	1,220,832	715,517
Other current assets	217,344	101,842

Total Current Assets	4,657,400	1,765,020
Property and equipment, net of accumulated depreciation of $66,343 and $24,663, respectively	470,049	482,874
Other assets
Loan receivable, net of current portion – related party	184,081	188,030
Intangible assets, net of accumulated amortization of $47,652 and $23,631, respectively	1,136,649	1,104,948
Total Other Assets	1,320,730	1,292,978

Total Assets	6,448,179	3,540,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued expenses	546,782	347,579

Total Current Liabilities	546,782	347,579

Stockholders’ Equity

Preferred Stock, 1,000,000 shares authorized, $0.001 par value, none issued		-
Common Stock, 100,000,000 shares authorized, $0.00001 par value 51,618,924 and 40,701,402 issued and outstanding, respectively	516	407
Additional Paid-in Capital	12,641,441	7,817,539
Deficit	(6,740,560)	(4,624,653)

Total Stockholders’ Equity	5,901,397	3,193,293

Total Liabilities and Stockholders’ Equity	6,448,179	3,540,872

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Condensed Statements of Operations
Three Months and Nine months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months 2013 $	Three Months 2012 $	Nine Months 2013 $	Nine Months 2012 $

Sales, gross	1,102,025	846,391	3,379,814	2,178,615
Less: promotions and slotting	(93,315)	(44,444)	(251,924)	(120,194)
Sales, net	1,008,710	801,947	3,127,891	2,058,421
Cost of Sales	662,944	513,256	2,026,118	1,339,086

Gross Profit	345,766	288,691	1,101,773	719,335
Expenses
Advertising, samples and displays	111,703	37,096	242,555	77,586
Freight-out	114,897	86,762	345,704	215,949
General and administration	311,010	223,015	902,877	606,768
Salaries and benefits and broker/agent’s fees	373,455	248,451	1,042,608	610,892
Stock-based compensation	80,791	345,305	394,845	1,002,384
Shareholder, broker and investor relations	93,498	113,754	301,470	377,832

Total Operating Expenses	1,085,354	1,054,383	3,230,059	2,891,411

Net Operating Loss	(739,588)	(765,692)	(2,128,286)	(2,172,076)

Other Income (Expense)
Loss on foreign exchange	-	(334)	-	(2,019)
Asset impairment	-	-	(7,385)	-
Forgiveness of debt	-	-	6,486	10,971
Interest income (expense), net	3,214	(1,037)	13,277	3,079

Total Other Income (Expense)	3,214	(1,371)	12,378	12,031

Net Loss	(736,374)	(767,063)	(2,115,908)	(2,160,045)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.02)	(0.04)	(0.06)

Weighted Average Shares Outstanding – Basic and Diluted	51,492,000	35,405,000	49,308,000	34,268,000

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Statements of Cash Flows
Nine months Ended September 30, 2013 and 2012
(Unaudited)

	2013 $	2012 $
Operating Activities
Net loss	(2,115,908)	(2,160,045)
Less non-cash items:
Amortization and depreciation	65,701	26,863
Asset impairment	7,385	-
Shares and options issued for services	666,628	1,103,101
Forgiveness of debt	-	(10,971)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(601,359)	(384,545)
Decrease in prepaid expenses	(57,346)	(27,504)
(Increase) in inventories	(487,866)	(383,828)
Increase in accounts payable and accrued expenses	222,537	557,123

Net Cash Used in Operating Activities	(2,300,228)	(1,279,806)

Investing Activities
Repayment of note receivable - related party	3,794	3,645
Acquisition of property and equipment	(36,240)	(133,031)
Acquisition of intangible assets	(55,722)	(26,087)

Net Cash Used in Investing Activities	(88,168)	(155,473)

Financing Activities
Proceeds from short-term loans		250,000
Proceeds from the sale of common stock, net of costs	4,058,600	1,333,300

Net Cash Provided by Financing Activities	4,058,600	1,583,300

Increase in Cash	1,670,204	148,021

Cash - Beginning of Period	744,906	87,918

Cash - End of Period	2,415,110	235,939

Non-cash Financing and Investing Activities:

Shares and options issued for services, debt and prepaid expenses	461,483	411,079

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Notes to Financial Statements
(Unaudited)

1.	Nature of Operations

We manufacture and distribute Natural Cabana® Lemonade and PULSE® brand of functional beverages.

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

Long-Lived Assets

We account for long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of September 30, 2013 and September 30, 2012, we recognized an impairment of $7,385 and $nil, respectively.

Intangible Assets

Intangible assets are comprised primarily of the cost of formulations of our products and of trademarks that represent our exclusive ownership of Natural Cabana®, PULSE® and PULSE: Nutrition Made Simple®, all used in connection with the manufacture, sale and distribution of our beverages. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for Q3-2013, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values.

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

Pursuant to a Letter Agreement dated December 24, 2010 between us and Catalyst Development Inc., (“Catalyst”) a company owned by our Chief of Product Development, we loaned $200,000 to Catalyst. The loan bears interest at a rate of 4% per annum, is amortized over 25 years and matures on May 16, 2016 with a balloon payment due in the amount of $174,000. Catalyst repays this loan on a monthly basis at $1,055 principal and interest. As of September 30, 2013, the remaining principal balance due is $189,320 of which $5,239 is current and included in Other Current Assets.

4.	Common Stock

During the nine months ended September 30, 2013 we:

a)	received $4,102,700 pursuant to our $0.40 Unit offering. Pursuant to subscription agreements received and accepted, we issued a total of 10,256,750 $0.40 Units. We also issued 300,000 $0.40 Units pursuant to $120,000 received as at December 31, 2012. Each $0.40 Unit consisted of one common share and one common share purchase warrant to acquire one additional share at $0.65 expiring three years from date of purchase;

b)	issued 125,000 Units at $0.80 per Unit for $100,000. Each Unit consisted of one common share and one common share purchase warrant to acquire one additional share at $1.00 expiring three years from date of purchase;

c)	settled $23,333 of debt owing to two Advisory Board Members and a director by issuing 58,333 $0.40 Units;

d)	issued 302,439 common shares, having an aggregate average fair value of $0.84 per share, pursuant to service agreements;

e)	issued 30,000 common shares, having a fair value of $0.63 per share, pursuant to a letter agreement, as compensation for services to be rendered from January 1, 2013 to June 30, 2013;

f)	issued 20,000 common shares having a fair value of $21,500 as compensation pursuant to an Advisory Board Agreement;

g)	issued 275,000 common share purchase warrants to acquire one additional common share at $0.65 expiring February 22, 2016;

h)	issued 100,000 common shares, having a fair value of $1.42 per share, as compensation for introduction to an investor;

i)	issued 25,000 common shares at $0.50 per share for cash pursuant to a consultant exercising a stock option.

5.	Warrants

As at September 30, 2013 we had 20,169,247 common share purchase warrants outstanding having an average exercise price of $0.62 per common share and having an average expiration date of 32 months.

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

THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

The discussion that follows is derived from our unaudited interim condensed balance sheet as of September 30, 2013 and our audited balance sheet as of December 31, 2012 and the unaudited statements of operations for the three months ended September 30, 2013 and 2012.

For the three months ended September 30, 2013, our net loss under generally accepted accounting principles (“GAAP”) was $736,000 (Q3-2012 - $767,000). We have increased our operating overhead to sustain our rapid growth and adding PULSE® to our product mix. After adjusting for stock-based compensation of $81,000 (Q3-2012 - $345,000) and for amortization and depreciation of $24,000 (Q3-2012 - $13,000) our adjusted net loss before depreciation and amortization and stock-based compensation (“Adjusted EBITDA” as explained below) was $631,000 or $0.01 per share (Q3-2012 - $409,000 or $0.01 per share). The reduction in stock-based compensation was due to the discontinuance of our equity incentive plan and the reduction in the cost of our options previously granted to officers, employees and consultants. We expect more reductions to stock-based compensation during Q4-2013.

We define Adjusted EBITDA as net loss before corporation income taxes, depreciation and amortization, stock-based compensation and one-time charges.  We use Adjusted EBITDA to evaluate the underlying performance of our business. Our Adjusted EBITDA loss was, for the most part, an investment in the establishment of our distribution system. This loss is relatively low considering we have only been in operations for two years. Most emerging growth beverage companies incur significantly larger losses in the first few years of operations after commencing product launches.

We have been in operation with our first product, Natural Cabana® Lemonade, for two years. We have generated $6 million in operating revenue in a relatively short period of time on just over $8 million of financing raised to date. Of the $8 million in financing we have maintained working capital of just over $4.1 million, including $2.4 million in cash. Our growth in sales within a relatively short period of time combined with low start-up losses reflects the fact that we have employed our existing capital well. We have an excellent working capital ratio of nine to one.

Net Sales

Production and sales of our Natural Cabana® Lemonade started on September 23, 2011. The majority of our growth is from sales of Natural Cabana® Lemonade. During 2011 and 2012, our product development team completed the re-design, testing and flavor profiles of PULSE® functional beverages in three health platforms. On May 2, 2013 we completed our first commercial production of PULSE® at our Coppell, Texas co-packer and soon after began its introduction to our distributors and chain stores. Sales of PULSE® to our distributors has just begun.

During the three months ended September 30, 2013 grocery and convenience chain store listings for Natural Cabana® Lemonade increased by 3,000 listings to more than 17,000. We expect to add at least an additional 3,000 listings during the remainder of 2013 based on discussions we have underway.

During Q3-2013 case sales for Natural Cabana® Lemonade were 93,000 compared to 75,000 during Q3-2012, an increase of 24%. During Q3-2013 Gross sales for Natural Cabana® Lemonade were $1,043,000 compared to $846,000 during Q3-2012, an increase of 23%.

During Q3-2013 case sales for PULSE® were 5,000 compared to nil during Q3-2012. During Q3-2013 gross sales for PULSE® were $59,000. Initial store introduction of PULSE began in May 2013 on a limited base.

During Q3-2013, gross revenues, on sales of 93,000 cases of Natural Cabana® Lemonade and 5,000 cases of PULSE® (Q3-2012 – 75,000 cases of Natural Cabana® Lemonade and nil cases for PULSE®), before slotting fees and other promotional allowances, were $1,102,000 (Q3-2012 - $846,000), and net sales were $1,009,000 (Q3-2012 - $802,000) after slotting fees and other promotional allowances of $93,000 (Q3-2012 - $44,000). Slotting fees and other promotional allowances are approximately 8.5% of gross sales. This increase in case sales and revenues was accomplished during, what is considered, the initial beverage company start-up and product roll-out phase indicating a strong brand and strong consumer acceptance of Natural Cabana® Lemonade. We expect gross sales, net sales and slotting fees and promotional allowances to increase due to large chain and convenience store listings secured for Natural Cabana® Lemonade to date and expected to secure during the remainder of 2013 and the expansion of PULSE®.

We expect the remainder of 2013 revenues for both products to increase significantly due to timing of shipments into our distribution system and the increased number of regional and national chain and convenience store listings secured for Natural Cabana® Lemonade and the rollout of PULSE® into many of the same stores. Our distribution system reached nationwide ‘critical-mass’ during the latter part of 2012. These factors allowed us to approach and secure listings for our Natural Cabana® Lemonade from US national and regional grocery and convenience store chains. However, centralized purchasing for large grocery and convenience store chains has resulted in delays for implementation of shelf-settings and product placements.

Cost of Sales and Gross Profit

As a percentage of net revenue, our cost of sales for Q3-2013 was 66% as compared to 64% for Q3-2012 and our resulting gross profit for Q3-2013 was 34% of net revenue as compared to 36% for Q3-2012.

Cost of sales and gross profit is expected to improve due to future planned higher volumes and better efficiencies at our co-packers. Cost of sales includes raw materials, co-packing fees, warehousing finished product and lab testing. We expect all cost variables to decrease as we source raw materials at a lower cost because of volume discounts; ship our product within a 500 mile radius of our co-packers and due to lower cost glass from a mid-west supplier. We expect gross profit, as a percentage of net revenue to normalize at 40% when PULSE® has a higher weighting of net sales.

Advertising, samples and displays

During Q3-2013, we incurred $112,000 (Q3-2012 - $37,000) in advertising, samples, sales displays and in-store sampling programs. This expense includes magazine advertising, samples shipped to distributors, in-store sampling, display racks and ice barrels, sell sheets, shelf strips and door decals. We expect this expense to increase in proportion to increase in sales as we increase our sales budget due to the expanding introduction of PULSE® at the store level which will require in-store sales and sampling programs and due to an overall increase in distribution both in the United States and internationally.

Freight-out

During Q3-2013, we incurred $115,000 or $1.18 per case as compared to $1.16 per case during Q3-2012 and $1.20 per case during Q2-2013. Freight per case is expected to decrease as we ship out of three co-packing facilities strategically placed closer to our distribution points. Our goal is to achieve less than $1.00 per case of shipping to distributors.

General and administrative (“G&A”)

During Q3-2013 we incurred $311,000 in G&A (Q3-2012 - $223,000), an increase of $88,000. The largest increase was in travel and meals which increased by $32,000 to $95,000 from $63,000. This increase was due to adding salespeople and more travel by all salespeople and executives. Legal and professional fees increased by $5,000 to $32,000 due to more distribution agreements being entered into. Office expenses and insurance increased by $63,000 to $84,000 due to increased overhead. Amortization and depreciation, which is an add-back under Adjusted EBITDA increased by $12,000 to $24,000 due to higher amortization of intangible assets due to higher case sale levels.

We expect general and administrative expenses to moderately increase during the remainder of 2013.

Salaries and benefits and broker/agent’s fees

During Q3-2013 salaries and benefits and broker and agent’s fees increased by $125,000 to $373,000 (Q3-2012 - $248,000). This was due to an overall increase in administration and sales personnel. We expect this cost to remain relatively constant during the remainder of 2013 and 2014.

Shareholder, broker and investor relations

During Q3-2013 shareholder, broker and investor relations expense decreased by $20,000 to $93,000 (Q3-2012 - $113,000); due to reducing overall investor, stockholder and public relations activities.

We entered into a Letter Agreement with an investment bank to assist with certain services. We paid them $16,000 and have accrued $11,000 for the future issuance of 22,896 common share purchase warrants having an average exercise price of $1.05 expiring in three years. A total of 33,727 warrants at an average exercise price of $1.19 have been accrued to September 30, 2013.

We entered into a Services Agreement with a consulting firm to introduce us into the brokerage community. We paid them $15,000 and common shares valued at $24,000, for total compensation of $39,000. We also paid a shareholder and investor relations consulting firm $9,000, and replaced the firm effective September 1, 2013, paying the new firm $7,500 and issuing 125,000 common shares having a fair value of $109,000 of which $9,000 was charged to operations during the three months ended September 30, 2013 and $100,000 is included in prepaid expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

The discussion that follows is derived from our unaudited interim statements of operations for the nine months ended September 30, 2013 (“2013”) and 2012 (“2012”.)

During 2013 our net loss under generally accepted accounting principles (“GAAP”) was $2,116,000 (2012 - $2,160,000). We have increased our operating overhead to sustain our rapid growth and adding PULSE® to our product mix. After adjusting for stock-based compensation of $395,000 (2012 - $1,002,000) and for amortization and depreciation of $66,000 (2012 - $27,000) our adjusted net loss before depreciation and amortization and stock-based compensation (Adjusted EBITDA) was $1,655,000 or $0.03 per share (2012 - $1,131,000 or $0.03 per share). The significant reduction in stock-based compensation was due to the discontinuance of our equity incentive plan and the reduction in the cost of our options previously granted to officers, employees and consultants. We expect more significant reductions to stock-based compensation during 2014.

Net Sales

Production and sales of our Natural Cabana® Lemonade started on September 23, 2011. The majority of our growth is from sales of Natural Cabana® Lemonade. During 2011 and 2012, our product development team completed the re-design, testing and flavor profiles of PULSE® functional beverages in three health platforms. On May 2, 2013 we completed our first commercial production of PULSE® at our Coppell, Texas co-packer and soon after began its introduction to our distributors and chain stores. Sales of PULSE® to our distributors has just begun.

During 2013 grocery and convenience chain store listings for Natural Cabana® Lemonade increased by 9,000 listings to more than 17,000. We expect to add at least an additional 3,000 listings during the remainder of 2013 based on discussions we have underway.

During 2013 case sales for Natural Cabana® Lemonade were 295,000 compared to 192,000 during 2012, an increase of 54%. During 2013 gross sales for Natural Cabana® Lemonade were $3,304,000 compared to $2,179,000 during 2012, an increase of 52%.

During 2013 case sales for PULSE® were 6,000 compared to nil during 2012. During 2013 gross sales for PULSE® were $76,000. Initial store introduction of PULSE began in May, 2013 on a limited base.

During 2013, our gross revenues, on sales of 295,000 cases of Natural Cabana® Lemonade and 6,000 cases of PULSE® (2012 – 192,000 cases of Natural Cabana® Lemonade and nil cases for PULSE®), before slotting fees and other promotional allowances, were $3,380,000 (2012 - $2,179,000), and net sales were $3,128,000 (2012 - $2,058,000) after slotting fees and other promotional allowances of $252,000 (2012 - $120,000). Slotting fees and other promotional allowances are approximately 7.5% of gross sales.

Cost of Sales and Gross Profit

As a percentage of net revenue, our cost of sales for 2013 and 2012 was 65% and our resulting gross profit was 35%. We expect all cost variables to decrease as we source raw materials at a lower cost because of volume discounts; ship our product within a 500 mile radius of our co-packers and due to lower cost glass from a mid-west supplier. We expect gross profit, as a percentage of net revenue to normalize at 40% when PULSE® has a higher weighting of net sales.

Advertising, samples and displays

During 2013, we incurred $243,000 (2012 - $76,000) in advertising, samples, sales displays and in-store sampling programs. This expense includes magazine advertising, samples shipped to distributors, in-store sampling, display racks and ice barrels, sell sheets, shelf strips and door decals. We expect this expense to increase in proportion to increase in sales as we increase our sales budget due to the expanding introduction of PULSE® at the store level which will require in-store sales and sampling programs and due to an overall increase in distribution both in the United States and internationally.

Freight-out

During 2013, we incurred $346,000 or $1.15 per case as compared to $1.13 per case during 2012. Freight per case is expected to decrease as we ship out of three co-packing facilities strategically placed closer to our distribution points. Our goal is to achieve less than $1.00 per case of shipping to distributors.

General and administrative (“G&A”)

During 2013 we incurred $903,000 in G&A (2012 - $607,000), an increase of $296,000. The largest increase was in travel and meals which increased by $141,000 to $293,000 from $152,000. This increase was due to adding salespeople and more travel by all salespeople and executives. Legal and professional fees increased by $23,000 to $116,000 due to more distribution agreements being entered into. Office expenses and insurance increased by $81,000 to $151,000 due to increased overhead. Amortization and depreciation, which is an add-back under Adjusted EBITDA increased by $39,000 to $66,000 due to higher amortization of intangible assets due to higher case sale levels. Social marketing increased by $14,000 during 2013 as compared to $nil in 2012.

We expect general and administrative expenses to moderately increase during 2014.

Salaries and benefits and broker/agent’s fees

During 2013 salaries and benefits and broker and agent’s fees increased by $432,000 to $1,043,000 (2012 - $611,000). This was due to an overall increase in administration and sales personnel. We expect this cost to remain relatively constant during 2014.

Shareholder, broker and investor relations

During 2013, shareholder, broker and investor relations expense decreased by $76,000 to $301,000 (2012 - $377,000); due to reducing overall investor, stockholder and public relations activities.

We entered into a Letter Agreement with an investment bank to assist us in certain services. We paid them $24,000 and have accrued $19,000 for the future issuance of 33,727 common share purchase warrants having an average exercise price of $1.19 expiring in three years.

We entered into a Services Agreement with a consulting firm to introduce us into the brokerage community. We paid them $40,000 and common shares valued at $148,000, for total compensation of $188,000. We also paid a shareholder and investor relations consulting firm $27,000 and issued common shares valued at $18,000, for total compensation of $45,000. The consulting firm has been replaced effective September 1, 2013 and we paid the new firm $7,500 and issued 125,000 common shares having a fair value of $109,000 of which $9,000 was charged to operations during the nine months ended September 30, 2013 and $100,000 is included in prepaid expenses.

LIQUIDITY AND CAPITAL RESOURCES

The discussion that follows is derived from our unaudited interim condensed balance sheet as of September 30, 2013 and our audited balance sheet as of December 31, 2012 and our unaudited interim statements of operations for the three months and nine months ended September 30, 2013 and 2012 and our unaudited interim statements of cash flows for the nine months ended September 30, 2013 and 2012.

Overview

During the nine months ended September 30, 2013, we increased our cash position from $745,000 as of December 31, 2012 to $2,415,000 as of September 30, 2013. As of September 30, 2013, we had working capital of approximately $4,111,000 which included cash of $2,415,000, customer accounts receivable of $800,000, finished goods inventory of $538,000, raw materials inventory of $684,000 and other current assets of $217,000. We have no debt of any kind other than accounts payable of $474,000 and accrued expenses of $72,000.

We believe our current working capital is sufficient to cover operating losses we expect to incur until we achieve profitability, and to fund the expected growth of inventory and accounts receivable due to expected case sale levels of our Natural Cabana® Lemonade and PULSE®. We believe we have enough working capital to bring both products to profitability.

Our net loss for the nine months ended September 30, 2013 represents an investment in our distribution system which, into 2013, allows us to distribute our product nationwide into regional and national chain stores as well as internationally in Canada, Mexico, Panama, Bermuda and now Ireland through Master License Agreements. During the first part of 2012, we did not have the critical mass to secure chain store listings. It wasn’t until the latter part of 2012 that we were in a position to obtain such listings. As at November 14, 2013 we have secured more than 17,000 chain store listings for Natural Cabana® Lemonade, an increase of 10,000 since the start of the year.

As of September 30, 2013, Pulse had 141 distributors across 47 states in the United States, in addition to distribution in Canada, Mexico, Panama, Bermuda and Ireland.

Introduction of PULSE®

The PULSE® brand was originally formulated by a major healthcare company who spent in excess of $10 million in its initial development and marketing. The PULSE® brand is designed to be scientifically impactful by incorporating ingredients which are essential to adult health, including liposome nano-dispersion technology that assists the body to best absorb the nutrition. We commenced our PULSE® brand product roll-out in selected markets such as Los Angeles fitness gyms, a health food chain in North Carolina, Gelson’s in Southern California, and certain regional Walgreens. The acceptance of the product has been very good at the consumer level. It has become apparent in the roll-out of PULSE that is necessary to simplify the message to the beverage consumer as to the health benefits and the importance of these health benefits to promote living healthier lives longer. Towards this end, we have made a decision to redesign the label with a more simplified and direct message for the consumer.

FUTURE GROWTH AND EXPANSION PLANS

  completion of development of an extension to our Natural Cabana® Lemonade l beverage line to complement our existing product mix expand exposure of our online shopping presence
  complete negotiations with distribution partners in Asia for distribution of our products increase brand awareness  of our products through public relations securing additional distributors, chain stores, convenience stores and key account listings for our brands across United States and into additional international markets expanding our PULSE® brand by developing new proprietary formulations

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2013 and 2012:

	2013 $	2012 $
Net cash used in operating activities	(2,300,000)	(1,280,000)
Net cash used in investing activities	(88,000)	(155,000)
Net cash provided by financing activities	4,059,000	1,583,000
Net increase in cash	1,671,000	148,000

Cash Used in Operating Activities

During the nine months ended September 30, 2013, we used $2,300,000 (2012 - $1,280,000) in operating activities. This was made up of our net loss of $2,116,000 (2012 - $2,160,000) less adjustments for non-cash items such as: an asset impairment charge of $7,000, shares and options issued for services of $667,000 (2012 - $1,103,000), and amortization and depreciation of $66,000 (2012 - $27,000) all totaling $740,000 (2012 - $1,119,000). We used $924,000 (2012 – $239,000) in net changes in operating assets and liabilities. We used $601,000 (2012 - $385,000) due to an increase in our accounts receivable and $488,000 (2012 - $384,000) due to increases in inventory levels; both due to a significant increase in our sales and inventory build-up to meet sales orders. Accounts payable and accrued expenses increased $223,000 (2012 - $557,000) due to normal credit extended to us by our suppliers. We used 57,000 (2012 - $28,000) due to increases in prepaid expenses.

Cash Used in Investing Activities

During the nine months ended September 30, 2013 we used $88,000 (2012 - $155,000) in investing activities. During the latter part of fiscal 2012 we loaned $70,500 to our co-packer in Texas to allow it to acquire a specific piece of equipment to run our products. This loan is being repaid at a rate of $0.18 per-case reduction in co-packing fees and is expected to be fully repaid at some point in 2013. We spent $36,000 on die cuts, coolers, office equipment and two delivery vehicles. We spent $13,000 on formulation costs associated with bringing PULSE® into commercial production. These costs were associated with third party lab testing and consultants to document and review our PULSE® formulas. We also spent $15,000 advancing our trademarks for PULSE® and Natural Cabana® and we spent $28,000 to develop and launch our new website including on-line shopping capabilities.

During 2011, we loaned $200,000 to Catalyst Development Inc., a related party, pursuant to a Letter Agreement of which $4,000 was repaid during the nine months ended September 30, 2013.

Cash Provided by Financing Activities

During the nine months ended September 30, 2013, we received $4,059,000 from financing activities. We received $3,946,000, net of $157,000 of share issuance costs, and issued 10,256,750 common shares and 10,256,750 common share purchase warrants pursuant to our $0.40 Unit offering. We received $100,000 and issued 125,000 common shares and 125,000 common share purchase warrants pursuant to our $0.80 Unit offering. We received $12,500 and issued 25,000 common shares pursuant to a stock option being exercised by a consultant at $0.50 per share.

During the nine months ended September 30, 2012, we received $1,583,000 from financing activities. We received $250,000 pursuant to a short-term bridge loan which was converted into 625,000 $0.40 units in December, 2012. We also received $1,333,000, net of offering costs, from two equity financings as follows: received $857,000 pursuant to our 2012 $0.30 Unit offering and issued a total of 2,856,666 $0.30 Units. Each $0.30 Unit consisted of one share of common stock and one five-year share purchase warrant to acquire one common share at $0.45; issued, between July 6, 2012 and September 13, 2012 a total of 1,025,000 Units at $0.40 per Unit for $410,000. Each Unit consisted of one share of common stock and one three-year share purchase warrant to acquire one common share at $0.60 per share expiring in 2015. We also received $100,000 pursuant to our $0.40 Unit offering. These Units were issued in December, 2012.

Additional Capital

We have in excess of $4.1 million in working capital and $2.4 million in cash as at September 30, 2013, as such, we do not need additional capital to finance the growth of our operations. We also have in excess of 20,000,000 warrants outstanding at an average exercise price of $0.62 per common share which could, if exercised, raise us in excess of $12.5 million. We have no assurance, however, that our warrant holders will exercise their warrants prior to their expiry dates.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at September 30, 2013, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Robert Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013. Based on that evaluation it was concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Securities Issued in Unregistered Transactions

During the quarter ended September 30, 2013, we issued the following securities in unregistered transactions:

On September 10, 2013 we issued 150,000 common shares having an aggregate fair value of $131,750 pursuant to two service agreements. We relied on exemptions from registration under Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act in connection with the issuance of these shares.

On September 30, 2013 we issued 10,000 common shares having an aggregate fair value of $8,500 pursuant to an Advisory Board Agreement. We relied on exemptions from registration under Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act in connection with the issuance of these shares.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

2.1(1)	Share Exchange Agreement dated February 15, 2011
2.2(1)	Articles of Merger dated February 17, 2011
3.1(2)	Articles of Incorporation as amended
3.2(2)	Bylaws
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

(1)	Incorporated by reference from our report on Form 8-K filed February 22, 2011.
(2)	Incorporated by reference from our Registration Statement on Form SB-2 filed December 7, 2007.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PULSE BEVERAGE CORPORATION

Date: November 14, 2013	BY:	/s/ Robert Yates
Robert Yates, President, Chief Executive Officer
Chief Financial Officer, Chief Operating Officer,
and Treasurer (Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)