Form 10-K
period 2013-12-31
Pulse Beverage Corp
filed 2014-03-31
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Yes  [  ]   No  [X]

As of the last business day of the second fiscal quarter, June 30, 2013, the aggregate market value of such common stock held by non-affiliates was approximately $36,841,000 using the closing price on that day of $0.79.

As of March 31, 2014, there were 51,720,596 shares of the Company’s common stock issued and outstanding.

Documents Incorporated by Reference: None.

ANNUAL REPORT ON FORM 10K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Dear Fellow Shareholders:

With 2014 well underway, I am happy to provide an update on the exciting progress we have made in recent months.  Aside from further establishing a foundation and growth platform for our company throughout the past year, we are pleased with the excellent response being received following the launch of Natural Cabana® Coconut Water and Natural Cabana® Limeade, in addition to the new face of PULSE® brand of functional beverages.

Last year, was an important period of building for the future.  From a financial perspective, revenues grew 45 percent in 2013 over the prior year, and the company’s net loss was reduced by nearly 10 percent.

While as an emerging growth company, our financial results are not yet near the level of performance we expect to achieve, our distribution network and product lines are gaining significant traction.  To date, our lemonade products are sold in approximately 20,000 locations, which is an unprecedented amount of listings when you consider the short period of time we’ve been around as a company.

The quick ramp of our lemonade inspired us to leverage the distribution network with another less seasonal product that is experiencing a rapid rate of consumer adoption – coconut water.  In February, we launched Natural Cabana® Coconut Water, selling out of our first shipment of 14,000 cases prior to the beverage’s formal debut at Natural Products Expo West, a leading tradeshow venue that we attended in March. As of today, I am pleased to report that total orders for our coconut water have reached 120,000 cases.

People who have sampled our coconut water are raving about its great taste and attractive price point relative to other products on the market.  We are rolling out the beverage in several high-traffic retail points, including Albertsons, Walgreens, Shell Oil convenience stores, Kmart stores and 7-Eleven franchises, among others to be announced later this year.  The reception has been so strong for Natural Cabana® Coconut Water that we anticipate sales to be equal to or greater than lemonade sales in 2014. Please visit http://bit.ly/cabanacoconutwater to view a video about our coconut water.

We also recently introduced Natural Cabana® Limeade, another product that has less seasonality than lemonade and is garnering attention on shelves as consumers discover this refreshing alternative to other flavors.  As cliché as this may sound, limeade is one of those beverages that make consumers’ mouths water. Our limeade product is absolutely top notch in taste, quality and value.

Additionally, we are in the process of introducing our newly designed and reformulated PULSE® brand of “Heart and Body Health” functional beverages.  The is an exciting development for the product, since it will have gender- neutral appeal and great taste, as well as contain liposomal technology developed by Baxter Healthcare, designed to significantly enhance the absorption of vitamins and other vital nutrients. The rollout for the new PULSE® is slated for later this spring.

As we continue to leverage our growing distribution network, introduce new products, and deploy sales and marketing strategies to increase the reach of our beverages, we believe the Company is well-positioned for a game-changing 2014 that will vastly improve our bottom line and ultimately enhance shareholder value.

We greatly appreciate your continued support and look forward to keeping you informed of our exciting progress in the year ahead.

Sincerely,

Bob Yates, Chief Executive Officer

Investor Contact:
PondelWilkinson
Judy Sfetcu
investors@pulsebeverage.com
(310) 279-5980

Media Contact:
PondelWilkinson
George Medici
gmedici@pondel.com
(310) 279-5968

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

In particular, our business, including our financial condition and results of operations, may be impacted by a number of factors, including, but not limited to, the following:

  Our ability to successfully execute on our 2014 operating plan;
  Our ability to establish new, and maintain existing, distribution arrangements with independent distributors, retailers, brokers and regional and national retail accounts, most of whom sell and distribute competing products, and whom we rely upon to employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, on which our business plan and future growth are dependent in part;
  Our ability to successfully implement our PULSE® Heart Healthy brand of functional beverages, including our sales and marketing strategies relating to the distribution and sales at a retail level;
  Our continued ability to increase case sales with respect to Natural Cabana™ Lemonade and Limeade;
  Our ability to successfully secure listings for our Natural Cabana™ Coconut Water;
  Our ability to raise additional equity capital and to generate sufficient cash flow from operations to preserve our existing cash resources;
  Our continued ability to use our cash and working capital resources to efficiently finance the rapid growth of our business, including building inventory levels and financing receivables from our customers;
  Dilutive and other adverse effects on our existing shareholders and our stock price arising from dilutive securities such as stock options and warrants being exercised;
  Our continued ability to manage our inventory levels and to predict the timing and amount of our sales;
  Our reliance on third-party contract manufacturers of our products, which could make management of our marketing and distribution efforts inefficient or unprofitable;
  Our continued ability to secure a continuous supply and availability of raw materials, as well as other factors affecting our supply chain;
  Rising raw material, fuel and freight costs, as well as freight capacity issues, which may have an adverse impact on our results of operations;
  Our continued ability to source our flavors on acceptable terms from our key flavor suppliers;
  Our continued ability to maintain brand image and product quality and the risk that we may suffer other product issues such as product recalls;
  Our ability to attract and retain key personnel, which would directly affect our efficiency and results of operations;
  Our ability to protect our trademarks and trade secrets, which may prevent us from successfully marketing our products and competing effectively;
  Litigation or legal proceedings, which could expose us to significant liabilities and damage to our reputation;
  Our continued ability to sustain proper information technology infrastructure;
  Our ability to compete successfully against much larger established companies currently operating in the beverage industry, which tend to dominate shelf-space; and
  Our ability to comply with the many regulations to which our business is subject.

For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors.” Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our periodic reports on Form 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

PART I

ITEM 1. BUSINESS

Our Business

We are a beverage company based in Northglenn, Colorado.  We were formed in 2011 by beverage industry veterans for the purpose of exploiting niche markets in the beverage industry. We have developed, in-house, two beverage brands: Natural Cabana™ Lemonade and Limeade and Coconut Water and PULSE® brand of Heart Healthy functional beverages.

We began production of our Natural Cabana™ Lemonade in 2011 and since then, and with this initial product, have developed a nationwide distribution system through more than 141 distributors into 47 US States, Canada, Mexico, Panama, Bermuda and Ireland. After establishing a nationwide distribution system were able to secured listings with regional and national grocery and convenience chain stores such as: Albertsons, Kmart, Food City, Gelsons, Sprouts, Safeway, Whole Foods, HEB, Save Mart, Walgreens, Kroger, Price Chopper, 7-Eleven, Winco Foods and HyVee to name a few. We have been in operation with our first product, Natural Cabana™ Lemonade, for just over two years. We have expanded this brand into Limeade, which started selling on January 15, 2014, and into Natural Cabana™ Coconut Water, which started selling February 21, 2014.

The PULSE brand of Heart Healthy functional beverages, originally developed by Baxter Healthcare and previously designated with gender-specific formulations, will be introduced and marketed in a new, non-gender-specific formulation in the summer of 2014. We believe the new formulation will have significantly wider consumer appeal.

We currently develop, produce, market, sell and distribute our brands through our strategic regional and international distribution system, which includes over 80% Class “A” distributors such as United Natural Foods, Inc. and distributors for Anheuser Busch, Miller Coors, Pepsi, Coca-Cola, RC/7-Up and Cadbury Schweppes.

Our principal executive offices are located at 11678 N Huron Street, Northglenn, Colorado 80234, and our telephone number at this address is (720) 382-5476. Our website is www.pulsebeverage.com. Information contained on our website is not a part of this Annual Report on Form 10-K. We completed our initial public offering on February 15, 2011. On April 11, 2011 our common stock started trading under the symbol “PLSB” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.

Overview and Mission

Our mission is to be one of the market leaders in the development and marketing of natural and functional beverage products that provide real health benefits to a significant segment of the population and are convenient and appealing to consumers. We have an experienced management team of beverage industry executives that has successfully launched and/or managed the distribution for more than twenty-five major brands over the past twenty years. The team has excellent relationships with distributors and buyers who supply thousands of retail outlets, supermarkets and convenience stores.

Non-carbonated beverages divide into a number of categories, including energy and sports drinks, teas, juices, lemonades, bottled water, coconut water and functional beverages. These beverage categories include a host of products that are fortified with vitamins, minerals and dietary supplements. PULSE® is targeted at the functional/nutritional beverage segment. Our goal is to evolve the functional/nutritional beverage category into more of a focus on providing true and meaningful health and wellness benefits in a convenient and good tasting format.

Products

Our initial product developed in-house was Natural Cabana™ Lemonade in five lower calorie flavors: original lemonade, mango, strawberry, cherry and island spice. During 2013 we replaced island spice with blueberry and added Natural Cabana™ Limeade. Also in 2013, we completed the negotiation and secured supply of premium coconut water with a Thailand manufacturer. We completed the design of this product, and on February 21, 2014, began selling Natural Cabana™ Coconut Water as an extension of our Natural Cabana™ beverage line.

Our second, flagship product is PULSE® brand of Heart Healthy functional beverages (“PULSE®”). Originally developed by Baxter Healthcare and previously designated with gender-specific formulations, PULSE® will be introduced and marketed in a new, non-gender-specific formulation in the second quarter of 2014. We believe the new formulation will have significantly wider consumer appeal.

To ensure that the flavor profiles and nutritional platforms of our products meet the needs of consumers’ taste, health and life-style, we contract the services of Catalyst Development Inc. (“Catalyst”), a highly respected beverage product development firm located in Burnaby, BC, Canada. Catalyst developed the formulations for PULSE® under license, for Baxter Healthcare Corporation. Catalyst’s owner, Ron Kendrick, is our Chief of Product Development and Operations and oversees our beverage development, inventory supply chain, and quality assurance through his team of three persons. Our product development team has ensured PULSE® is a lower calorie, great tasting functional beverage that provides the benefits we claim on PULSE® labels. We use a hot-fill process of production to allow the PULSE® product to have all natural ingredients without the use of preservatives.

Natural Cabana™ Lemonade and Limeade

Natural Cabana™ Lemonade is a line-up of refreshing, all-natural, “good-for-you”, ready-to-drink lemonades in a 20oz glass bottle in five flavors: Regular Lemonade, Blueberry Lemonade, Cherry Lemonade, Strawberry Lemonade and Mango Lemonade. In 2014 we introduced Natural Cabana™ Limeade. Natural Cabana™ Lemonade and Limeade offer reduced calories compared to competitors, without the use of artificial sweeteners or coloring. There is only one other all-natural lemonade in the marketplace that is offered in a smaller 16oz glass format. We are positioning Cabana™ as natural complements to food in an effort to broaden its appeal. We believe that the lemonade market is well established and that there is an immediate demand in North America and internationally.

Natural Cabana™ Lemonade and Limeade are targeted at the lemonade and limeade beverage segment to attract lemonade and fruit juice beverage drinkers of all ages, in particular the beverage consumers desiring a lower calorie, all natural, thirst quenching beverage for enjoyment and rehydration. Nationally, only a handful of companies market ready-to-drink lemonades. We believe Natural Cabana™ Lemonade and Limeade has competitive advantages over existing lemonade brands as follows: offered in a large format 20oz glass bottle, has 55 calories per 8oz. serving compared to over 100 calories in most competitors and is made of 100% all natural ingredients. The fact that Natural Cabana™ Lemonade and Limeade contains no preservatives or artificial sweeteners means that it can be sold in health food stores such as Whole Foods, GNC Live Well, Vitamin Cottage, Sunflower and others. The following is a summary of our competition in the lemonade segment:

  Calypso® – many flavors, 20oz glass bottle, artificial coloring, high in calories, artificial sweeteners;
  Hubert’s Lemonade® – all natural lemonade in a 16oz glass bottle;
  Simply Lemonade® - one flavor in a 13.5oz plastic bottle using natural lemon juice and high in calories;
  Arizona® Iced Tea – a lemonade/tea known as “Arnold Palmer” in a 24oz can; and
  Country Time Lemonade® - one flavor in a 12oz can, high in calories.

Natural Cabana™ Coconut Water

We introduced our new line of coconut waters, Natural Cabana™ Coconut Water and Natural Cabana™ Pineapple Coconut Water, in the first quarter of 2014 as a major line extension to our Natural Cabana™ line of products. Additional coconut water lines may be introduced in the future.

Coconut water is one of the fastest growing beverage categories in the United States, with consumers and health experts recognizing its natural hydrating qualities, exceptional nutritional benefits and great taste. Coconut water contains high levels of electrolytes, vitamins and minerals and less sugar than many sports drinks.

While there are a number of competing brands in this cagtegory, we believe our established existing distribution network and exceptional taste of our coconut water products will give us a competitive advantage in the marketplace.

PULSE® brand of Heart Healthy functional beverages (“PULSE®”)

PULSE® is formulated as a Heart Healthy beverage, providing all natural functional ingredients without preservatives in a low calorie format. PULSE® offers consumers the nutrients they need in a 16oz glass bottle containing a great tasting functional beverage. Our packaging is vibrant and convenient and is water-based, which gives rise to our trademark: “PULSE: Nutrition Made Simple®.” The nutrients contained in PULSE® are backed by research and are scientifically demonstrated to promote health in each targeted health platform. The nutritional ingredients were specifically selected to provide the nutrition necessary to achieve targeted health benefits using patented liposome nano-dispersion technology that introduces the ingredients into PULSE® in a format that allows the body to absorb the nutrients. We own all the formulations, rights and trademarks relating to the PULSE® brand of functional beverages and specifically we own the right to use the following Side Panel Statement for PULSE® Heart Healthy: “Formulation developed under license from Baxter Healthcare Corporation”. This right is in perpetuity without royalties. All PULSE® labels contain structure/function claims that are followed by an * disclosing the following: This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.

PULSE® is targeted toward adults who want to feel young and healthful. PULSE® brand mission and concept is supported by a growing consumer link between nutrition and wellness and the ever growing need for convenient solutions to rehydrate and to combat obesity. This fact ensures that PULSE® does not just attract the "baby boomer" category but includes all consumers who want health conscious beverages. There is a societal shift away from carbonated, diet and high sugar-content beverages that contain artificial sweeteners and preservatives. PULSE® is supported by a growing consumer link between nutrition and wellness in convenient solutions. There is an emergence of new product categories in the area of energy and sports drinks, teas, juices, flavored waters, lemonades and functional/nutritional beverages. Populations are aging, which influences the food and beverage industry, affecting everything from packaging and taste profiles to calories and contents.

PULSE® is proprietary formulated and scientifically effective in the recommended serving sizes as part of a daily health regimen. PULSE® formulas include functional ingredients that are widely considered to be critical to adult health including anti-oxidants, vitamins, minerals, soluble fiber and soy isoflavones. The following is a summary of our competition in the functional beverage segment:

  Glaceau Vitamin Water® - numerous beverages/flavors, zero calories, mostly trace amounts of vitamins and elements;
  Function® Drinks - three beverages/seven flavors, emphasis on detox/weight loss/energy, various antioxidants, mostly trace amounts of vitamins and elements;
  Neuro® - eight beverages/formulations/flavors, lightly carbonated, proprietary blends and vitamins, small amounts of vitamins and elements; and
  POM Wonderful® - pomegrante based beverage with claims to have heart and other health benefits – FDA has requested they remove those claims from their labels.

Business Value Drivers

Profitable Growth – We believe “functional”, “image-based” and/or “better-for-you” brands properly supported by marketing and innovation, targeted to a broad consumer base, drive profitable growth. We are focused on maintaining and improving profit margins and believe that tailored branding, packaging, pricing and distribution channel strategies help achieve profitable growth. We are implementing these strategies with a view to achieving profitable growth.

International market development – The expansion into international markets with our Natural Cabana™ Lemonade and Limeade and Coconut Water, together with the introduction of PULSE® Heart Healthy functional beverages, remains a key value driver for our growth.

Cost Management – The principal focus of controlling cost inputs will continue to center around reducing input supply and production costs on a per-case basis, including raw material costs and co-packing fees. The reduction of days to collect accounts receivable and converting raw materials into finished goods and finished goods into accounts receivable remains a key area of focus.

Efficient Capital Structure – Our capital structure, without long-term debt, is intended to optimize our working capital to finance expansion, both domestically and internationally. We believe our strong capital position currently provides us with a competitive advantage.

We believe that, subject to increases in the costs of certain raw materials being contained, these value drivers, when properly implemented, will result in: (1) maintaining and increasing our gross profit margins; (2) providing additional leverage over time through reduced expenses as a percentage of net revenues; and (3) optimizing our cost of capital. The ultimate measure of success is and will be reflected in our current and future results of operations.

Gross and net sales, gross profits, operating income, net income and net income per share represent key measurements of the above value drivers. These measurements will continue to be a key management focus in 2014. See “Results of Operations” for a complete discussion of our current and future business.

Growth Strategy

We launched our Natural Cabana™ Lemonade ahead of PULSE® in order to establish a comprehensive nationwide and international distribution system. Lemonades are widely considered to be understood by beverage consumers as compared to a highly nutritional functional product such as PULSE®, which requires more education at the distribution and retail level.

Our growth strategy includes:

-	completing a strategic acquisition of a successful beverage brand;
-	expanding our domestic distributors and add to our international distributorships for all of our brands;
-	increase awareness of our Natural Cabana™ Coconut Water brand;
-	successfully re-introducing our re-designed and upgraded PULSE® brand of Heart Healthy functional beverages;
-	securing additional chain, convenience and key account store listings for all our brands nationwide and internationally;
-	increasing our direct-to-consumer online shopping;
-	expanding our PULSE® brand by developing new proprietary formulations;
-	completing the development of a third branded product that will compete in an additional segment of the beverage market; and
-	eventually obtaining a NASDAQ or NYSE MKT listing for our shares.

Milestones

Milestones reached and building blocks set in place to date:

-	we cost efficiently and methodically built a beverage company from the ground up and have overcome difficulties associated with start-up beverage companies relating to financing and product development and acceptance;
-	we completed contracts with co-packers in three strategic locations: Oregon, Virginia and Texas, which has allowed us to produce and distribute our products nationwide cost efficiently;
-	we have built a nationwide distribution system with 141 distributors servicing 47 US states, Canada, Mexico, Panama, Bermuda and Ireland. Once this “critical mass” of distributors was established we then approached, and secured listings for Cabana™ with large grocery and convenience store chains resulting in approved listings to date totaling over 17,000 retail outlets;
-	our distribution infrastructure has been developed without large capital outlays, yet we have gained market acceptance for our Cabana™ brand where taste, calories, and all natural ingredients, rather than price, are the major rationale for a consumer purchase;
-	we have expanded our Natural Cabana™ brand into Limeade and Coconut Water and began their distribution in early 2014 into our existing distribution system; and
-	we completed the re-design and flavor profiles of PULSE®. Now that we have established a substantial portion of our distribution system, we will readily be able to introduce PULSE® into our existing distribution system through natural beverage distributers such as: United Natural Food, Inc. and Nature’s Best, the two largest natural food distributors. Existing distributors and chain stores have been made aware of the health benefits and introduction of PULSE®. Introduction to begin during the summer of 2014.

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

Industry watchers are particularly confident about the prospect for drinks that are functional and that offer therapeutic benefit and as such capitalize on the public’s growing interest in products that promise to improve health. Although we will face competition in our bid for market share, we believe, based on market research that our products, strong packaging, unique formulations and promotions will induce early trial and in the course of two years build a widespread and loyal following. We also believe that our products will have strong appeal in Europe and the Pacific Rim, in particular, China. Key drivers of the Chinese beverage market include rising inflows of foreign direct investment, growing levels of consumer spending power, an increasingly health conscious consuming public and the Chinese government’s market-focused economic policy.  We believe our products will be accepted in China because of China’s growing desire for healthy products and its growing middle class and its interest in brands that come from North America.

Distribution Systems

Our distribution systems are comprised of the following types of distributors:

Direct Store Delivery (“DSD”)

DSDs primarily distribute beverages, chips, snacks and milk and provide pre-sales, delivery and merchandising services to their customers. Service levels are daily and weekly and they require 25% to 30% gross profit from sales to their customers. As of the date of this Report, we maintain a network of more than 141 distributors in over 47 states in America, nine provinces in Canada, Panama, Mexico, Bermuda and Ireland. We grant these independent distributors the exclusive right in defined territories to distribute finished cases of one or more of our products through written agreements. These agreements typically include compensation to those distributors in the event we provide product directly to one of our regional retailers located in the distributor’s region. We are also obligated to pay termination fees for cancellations of most of these written distributor agreements, which have terms generally ranging from one to three years. We have chosen, and will continue to choose, our distributors based on their perceived ability to build our brand franchise in convenience stores and grocery stores.

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

New Product Development

Our product philosophy will continue to be based on developing products in those segments of the market that offer the greatest chance of success such as health, wellness and natural refreshment, and we will continue to seek out underserved market niches. We believe we can quickly respond, given our technical and marketing expertise, to changing market conditions with new and innovative products. We are committed to developing products that are distinct, meet a quantifiable need, are proprietary, lend themselves to at least a 30% gross profit, project a quality and healthy image, and can be distributed through existing distribution channels. We are identifying brands of other companies with a view to acquiring them or taking on the exclusive distributorship of their products.

Intellectual Property

We acquired all of the property and equipment, formulations, rights and trademarks associated with PULSE® from Health Beverage, LLC pursuant to an Asset Purchase Agreement that closed on January 31, 2011.

We own the following intellectual property:

-	the right from Baxter Healthcare Corporation to use the following side panel (label) statement for PULSE® Heart Healthy Formula™: “PRODUCT FORMULATION DEVELOPED UNDER LICENSE FROM BAXTER HEALTHCARE CORPORATION”;
-	water-based beverage formulations, specifications, manufacturing methods and related Canadian and US unregistered trademark for PULSE® - Heart Healthy™. This trademark is current in that they are being used currently and will not expire as long as we continue to use them;
-	registered trademarks: “PULSE” – USA & CANADA (a water-based beverage) U.S. No. 2698560, Canada: TMA 622,432 and “PULSE: NUTRITION MADE SIMPLE” – USA ONLY. U.S. No. 2819813. In general, trademark registrations expire 10 years from the filing date or registration date, with the exception in Canada, where trademark registrations expire 15 years from the registration date. All trademark registrations may be renewed for a nominal fee; and
-	the trademark Cabana™ in connection with our Natural Cabana™ Lemonade, Limeade and Coconut Water.

We consider our trademarks, trade secrets and the license right described above to be of considerable value and importance to our business.

Segment Information

We have one operating segment: Non-carbonated beverages; and one reportable geographic segment: North America.

Research and Development

We have incurred $101,976 of research and development costs associated with the changing of PULSE® brand of functional beverages from gender specific formulations to a new, non-gender specific formulation. We believe the new formulation will have significantly wider consumer appeal.

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

Employees

As of December 31, 2013, we had twenty-two employees, including Robert E. Yates, who serves as our President and Principal Executive Financial and Accounting Officer.

ITEM 1A. RISK FACTORS

An investment in our common stock is risky. You should carefully consider the following risks, as well as the other information contained in this Form 10-K, before investing. If any of the following risks actually occur,, our business, business prospects, financial condition, cash flow and results of operations could be materially and adversely affected. In this case, the trading price of our common stock could decline, and you might lose part or all of your investment. We may amend or supplement the risk factors described below from time to time by other reports we file with the SEC in the future.

Risk Factors Relating to Our Company and Our Business

We rely on key members of management, the loss of whose services could adversely affect our success and development.

Our success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in our growth and ability to meet our business objectives.  We have an experienced management team of beverage industry executives who have successfully launched and/or managed the distribution for more than twenty-five major brands over the past twenty years. They have strong relationships with distributors and buyers who supply thousands of retail outlets, supermarkets and convenience stores. The loss of our key management personnel could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of an investment in our securities.

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

We do not own the plants or the equipment required to manufacture and package our beverage products, and do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and independent contract manufacturers (co-packers). We do not anticipate bringing the manufacturing process in-house in the future. Currently, our products are prepared, bottled and packaged by three primary co-packers. Our ability to attract and maintain effective relationships with contract manufacturers and other third parties for the production and delivery of our beverage products in a particular geographic distribution area is important to the success of our operations within each distribution area. Competition for contract manufacturers’ business is intense, especially in the western U.S., and this could make it more difficult for us to obtain new or replacement manufacturers, or to locate back-up manufacturers, in our various distribution areas, and could also affect the economic terms of our agreements with our manufacturers. Our contract manufacturers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We may not be able to maintain our relationships with current contract manufacturers or establish satisfactory relationships with new or replacement contract manufacturers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract manufacturers for a distribution area could increase our manufacturing costs and thereby materially reduce profits realized from the sale of our products in that area. In addition, poor relations with any of our contract manufacturers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition.

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

Our success depends on our ability to maintain brand image for our existing products and effectively build up brand image for new products and brand extensions. There can be no assurance, however, that additional expenditures on advertising and marketing will have the desired impact on our products’ brand image and on consumer preferences. Product quality issues, real or imagined, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products.

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

We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective. Because of its inherent limitations, internal control over financial reporting, however well designed and operated, can only provide reasonable, and not absolute, assurance that the controls will prevent or detect misstatements. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential conditions. The failure of controls by design deficiencies or absence of adequate controls could result in a material adverse effect on our business and financial results.

Because we have a limited operating history and losses since inception, it is difficult to evaluate your investment in our stock.

We have been operating since February 15, 2011 and in production since September 22, 2011 and have not yet achieved positive cash flow from operations or profitability. Evaluation of our business will be difficult because we have a limited operating history. We have generated start-up losses to date while we build our distribution network, which could adversely affect our stock price. For the period from inception through December 31, 2013, we have accumulated losses in excess of $7.8 million. We face a number of risks encountered by early-stage companies, including our need to develop infrastructure to support growth and expansion; our need to obtain long-term sources of financing; our need to establish our marketing, sales and support organizations; and our need to manage expanding operations. Our business strategy may not be successful, and we may not successfully address these risks. If we are unable to obtain profitable operations, investors may lose their entire investment in us.

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
  our ongoing business could be disrupted and our management’s time and attention diverted; and
  inability to integrate with any acquired businesses successfully.

Risks Related to our Common Stock

"Penny Stock" rules may make buying or selling our securities difficult.

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

Our securities are traded on the OTC Markets as a QB issuer, which may not provide us as much liquidity for our investors as more recognized senior exchanges such as the NYSE MKT and NASDAQ.

Our securities are quoted on the OTC Markets under the QB tier (“the OTC markets”). The OTC markets are inter-dealer, over-the-counter markets that provide significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges. Securities traded on these OTC markets are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC markets. Quotes for stocks included on the OTC markets are not listed in newspapers. Therefore, prices for securities traded solely on the OTC markets may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

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

Our stock price has been subject to significant volatility, and you may not be able to sell shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to fluctuations in the past. During the year ended December 31, 2013, our common stock traded at prices as low as $0.40 per share and as high as $1.47 per share.

The market price of the common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

  quarterly variations in operating results;
  our ability to control costs and improve cash flow;
  announcements of technological innovations or new products by us or by our competitors;
  changes in investor perceptions; and
  new products or product enhancements by us or our competitors.

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

The beverage industry is highly competitive. Due to our small size, it can be assumed that many of our competitors have significantly greater financial, technical, marketing and other competitive resources. We compete against giant names like The Coca-Cola Company and PepsiCo, which combine for over 70% of the non-alcoholic beverage market. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than ours.

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

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may be involved in legal proceedings from time to time. As of the date hereof, except as set forth herein, there are no known legal proceedings against us. No governmental agency has instituted proceedings, served, or threatened us with any complaints.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to April 5, 2011, there was no public trading market for our securities. On April 5, 2011, our common stock was quoted under the symbol “PLSB” on the OTC BB operated by FINRA and the OTCQB operated by OTC Markets Group, Inc.

The following table sets forth the range of high and low bid prices for our common stock for each applicable quarterly period. The table reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year Ended December 31, 2013:

	High	Low
First Quarter	$1.47	$0.66
Second Quarter	$1.45	$0.79
Third Quarter	$1.15	$0.78
Fourth Quarter	$0.84	$0.40

Fiscal Year Ended December 31, 2012:

	High	Low
First Quarter	$0.73	$0.36
Second Quarter	$0.62	$0.43
Third Quarter	$0.57	$0.47
Fourth Quarter	$0.73	$0.45

The closing price of our common stock on the OTC BB on March 28, 2014 was $0.62 per share.

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule.

Number of Shareholders

As of March 31, 2014 there were 51,720,596 shares of our common stock issued and outstanding and approximately 3,000 shareholders. The transfer agent of our common stock is V-Stock Transfer, LLC, 77 Spruce Street, Ste 201, Cedarhurst, NY 11516.

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

Stock Repurchases

There were no shares repurchased during the fourth quarter of 2013.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2013, we issued the following securities in unregistered transactions:

On December 5, 2013 we issued 35,211 common shares having a fair value of $25,000 pursuant to a services agreement. We relied on exemptions from registration under Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act.

Subsequent Sales of Unregistered Securities

Subsequent to December 31, 2013, we issued the following securities in unregistered transactions:

On January 27, 2014 we issued 66,461 common shares having a fair value of $25,000 pursuant to a services agreement. We relied on exemptions from registration under Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act.

On February 19, 2014 we issued 20,436 common shares having a fair value of $15,000 pursuant to a services agreement. We relied on exemptions from registration under Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion that follows is derived from our audited balance sheets as of December 31, 2013 and 2012 and the audited statements of operations and cash flows for the years ended December 31, 2013 (‘2013”) and December 31, 2012 (“2012”).

Statement of Operations

	2013 $	2012 $	Increase (Decrease) $

Net Sales	3,328,862	2,295,840	1,033,022
Cost of Sales	2,271,271	1,540,668	730,603

Gross Profit	1,057,592	755,172	302,420

Expenses
Advertising, samples and displays	289,440	176,289	113,151
Freight-out	366,508	249,243	117,265
General and administration	1,122,523	802,294	320,229
Research and development	101,976	-	101,976
Salaries and benefits and broker/agent’s fees	1,383,137	887,857	495,280
Stock-based compensation	494,204	1,217,719	(720,515)
Shareholder, broker and investor relations	388,703	459,130	(70,427)

Total Operating Expenses	4,146,490	3,789,532	356,959
Net Loss from Operations	(3,088,898)	(3,034,360)	54,539
Total Other Income (Expenses)	(93,363)	(471,423)	(378,060)
Net Loss	(3,182,261)	(3,505,783)	(323,522)

Net Sales

We began production of Natural Cabana™ Lemonade in 2011, since then, and with this initial product, we have developed nationwide distribution systems through more than 141 distributors in 47 US States, Canada, Mexico, Panama, Bermuda and Ireland. We have secured listings with regional and national grocery and convenience chain stores such as Albertsons, Kmart, Food City, Gelsons, Sprouts, Safeway, Whole Foods, HEB, Save Mart, Walgreens, Kroger, Price Chopper, 7-Eleven, Winco Foods and HyVee and others. We have now been in operation with our first product, Natural Cabana™ Lemonade, for just over two years. We have expanded this brand into Limeade, which started selling on January 15, 2014, and into Natural Cabana™ Coconut Water, which started selling February 21, 2014.

The PULSE® brand of Heart Healthy functional beverages, originally developed by Baxter Healthcare and previously designated with gender-specific formulations, will be re-introduced and marketed in a new, non-gender-specific formulation in the second quarter of 2014. We believe the new formulation will have significantly wider consumer appeal.

We currently develop, produce, market, sell and distribute our brands through our strategic regional and international distribution system, which includes more than 80% Class “A” distributors such as United Natural Foods, Inc. and distributors for Anheuser Busch, Miller Coors, Pepsi, Coca-Cola, RC/7-Up and Cadbury Schweppes.

During 2013 gross revenues, on sale of 327,000 cases (2012 – 227,000 cases) of Natural Cabana™ Lemonade, before slotting fees and other promotional allowances, increased by $1,134,307 to $3,637,873 (2012 - $2,504,566). During 2013 our gross revenues, on sale of 5,588 cases (2012 – nil cases) of PULSE®, before slotting fees and other promotional allowances, was $82,017 (2012 - $nil). Net sales for all products were $3,328,862 (2012 - $2,295,840) after slotting fees and other promotional allowances of $391,028 (2012 - $207,726). During 2013 promotions and slotting increased by 2.2% to 10.5% (2012 – 8.3%), as a percentage of gross revenues.

Cost of Sales

Cost of sales for 2013 increased by $730,602 to $2,271,270 (2012 – $1,540,668) due to an increase in sales growth. As a percentage of net revenue, cost of sales for 2013 was 68% (2012 – 67%). Cost of sales includes raw materials, co-packing services and lab testing. We expect all cost variables to decrease as we source raw materials at a lower cost because of volume discounts, ship our product within a 500 mile radius of our co-packers and due to lower cost glass from a Midwest supplier.

Gross Profit

Gross profit for 2013 increased by $302,420 to $1,057,592 (2012 - $755,172) due to increased sales. Gross profit for 2013 was 32% (2012 – 33%). The 1% decrease was due to $30,973written-off due to the discontinuance of our Island Spice flavor.

Expenses

Advertising, samples and displays

During 2013 advertising, samples and display expenses increased by $113,151 to $289,440 (2012 - $176,289). As a percentage of net sales, this expense was 7.9% compared with 7% in 2012. This expense includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. We incurred increased expenses in the area of in-store demonstrations as each chain store began its initial promotion. We expect this expense to increase in proportion to increases in sales mainly due to the introduction of Natural Cabana™ Coconut Water and the re-introduced PULSE® brand of Heart Healthy functional beverages and due to an overall increase in distribution reach both in the United States and internationally.

Freight-out

During 2013 freight-out increased by $117,265 due to the increase in case sales. On a per case basis, freight-out increased by $0.02 per case to $1.12 (2012 - $1.10). We expect freight-out on a per case basis to decrease due the lower shipping cost of Natural Cabana™ Coconut Water and the lower shipping cost of our PULSE® brand of Heart Healthy functional beverages.

General and administrative

General and administration expenses for the fiscal year ended December 31, 2013 and 2012 consists of the following:

	2013 $	2012 $	Increase (Decrease) $
Advisory, board and consulting fees	167,146	200,188	(33,042)
Amortization and depreciation	94,674	37,408	57,266
Bad debts	14,030	-	14,030
Legal, professional and regulatory fees	159,056	139,147	19,909
Office, rent and telephone	299,991	188,377	111,615
Trade shows	12,923	24,305	(11,382)
Travel and meals	374,702	212,869	161,833

	1,122,522	802,294	320,229

During 2013, general and administrative expenses increased by $320,228 to $1,122,522 (2012 - $802,294). We increased our budget in the area of travel by $161,833 due to our increased effort to secure large grocery and convenience store chains. We also increased our office, rent and telephone correspondingly with our increase in sales growth and due to increases in personnel, space, and product liability insurance. We reduced our advisory, board and consulting fees by $33,042 due to the resignation of Francis Chiew from our board, and the elimination of one advisor. Legal, professional and regulatory fees increased by $19,909 due to increased usage of our legal counsel in the area of contracts. Amortization and depreciation increased by $57,266 due to the increased amortization of intangibles as a function of case sales. We expect general and administrative expenses to moderately increase in 2014 in the areas of travel, office and trade shows.

Research and development

We have incurred $101,976 of research and development costs associated with the changing of PULSE® brand of functional beverages from gender specific formulations to a new, non-gender specific formulation. We believe the new formulation will have significantly wider consumer appeal.

Salaries and benefits and broker/agent’s fees

Salaries and benefits and broker/agent’s fees increased by $495,280 to $1,383,137 (2012 - $887,857). This was due to an increase in salespeople and office staff due to our significant increase in sales growth. We expect to increase this cost during 2014, as we hire additional regional and district managers and additional staff for the introduction of the newly formatted PULSE® brand of Heart Healthy functional beverages and the roll-out of our Natural Cabana™ Coconut Water. During 2013 commissions increased by $5,020 to $11,721 (2012 - $6,701); these were paid to two commission agents. During 2014 we will begin paying commissions to all of our salespeople.

Shareholder, broker and investor relations

Shareholder, broker and investor relations expense decreased by $70,427 to $388,703 (2012 - $459,130). This decrease was due to our efforts to reduce costs in this area.

Other Income (Expense)

During 2013, we incurred an asset impairment charge of $115,385 (2012 - $483,208) for manufacturing and display equipment we no longer intend to use. During 2013 we recognized a forgiveness of debt gain of $6,486 (2012 - $9,971). We received $15,536 (2012 - $1,814) of net interest income from interest earned on our cash balances and long-term note receivable less interest expense of $1,166 (2012 - $6,486).

Net Loss

The net loss for 2013 decreased by $323,522 to $3,182,261, or $0.06 per share, compared with a net loss for 2012 of $3,505,783, or $0.10 per share. Net loss for 2013 was, for the most part, an investment in the establishment of an extensive nationwide and international distribution system; costs associated with increasing our brands’ awareness, the development of our Natural Cabana™ Coconut Water brand and to secure grocery and convenience store chain listings, which increased by 10,000 points of retail distribution to 17,000 listings from 7,000 listings at December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During 2013 we increased our cash position from $744,906 to $1,774,993, an increase of $1,030,087. During 2013 we increase our working capital position from $1,417,441 to $3,188,542, an increase of $1,771,101. As at December 31, 2013, our working capital consisted of: cash of $1,774,993; customer accounts receivable of $382,334; other receivables of $49,065; inventories of $1,187,978 (including finished product of $453,282 and raw materials of $734,696); and other current assets of $195,589. We have no debt other than accounts payable of $393,847 and accrued expenses of $7,571, and no long-term debt.

During 2013 our net loss was $3,182,261 (2012 - $3,505,783). This net loss is attributed to our investment in our nationwide and international distribution system and to secure listings in 17,000 (2012 – 11,000) points of distribution including grocery and convenience store chains.

The following table sets forth the major sources and uses of cash for our last two fiscal years ended December 31, 2013 and 2012:

	2012 $	2011 $
Net cash used in operating activities	(2,920,457)	(1,681,044)
Net cash used in investing activities	(108,056)	(273,580)
Net cash provided by financing activities	4,058,600	2,611,612
Net increase (decrease) in cash	1,030,087	656,988

Cash Used in Operating Activities

During 2013 we used $2,920,457 for operating activities. This was made up of the net loss of $3,182,261 less adjustments for non-cash items such as: an asset impairment charge of $115,385, shares and options issued for services of $790,987, amortization and depreciation of $94,674 and forgiveness of debt of $6,486 and bad debt allowance of $13,680; all totaling $978,240. After non-cash items, the net loss was $2,204,021. We also used $746,436 in net increases in operating assets and liabilities. We used $242,324 due to an increase in accounts receivable and $453,381 due to increases in inventory levels, both due to a significant increase in sales. We used $13,561 to decrease accounts payable and accrued expenses, and we used $37,170 prepaying expenses such as slotting fees.

During 2012 we used $1,681,044 for operating activities. This was made up of our net loss of $3,505,783 less adjustments for non-cash items such as: an asset impairment charge of $483,208, shares and options issued for services of $1,646,736, amortization and depreciation of $37,407 and forgiveness of debt of $9,971 all totaling $2,157,380. After non-cash items our net loss was $1,348,403. We also used $332,643 in net increases in operating assets and liabilities. We used $181,453 due to an increase in our customer accounts receivable and $355,257 due to increases in inventory levels, both due to a significant increase in our sales. We received $183,418 due to an increase in accounts payable and accrued expenses mainly due to credit extended by our suppliers.

Cash Used in Investing Activities

During 2013 we used $108,056 for investing activities. A total of $36,640 was spent on label cutting dies, warehouse machinery, office equipment, coolers and delivery vehicles. We spent $45,575 on formulation, testing, trademarking and label design associated with bringing our brands into commercial production. We spent $30,925 on upgrading our corporate website and on line sales presence. We received $5,084 in principal repayments against our long-term loan due from Catalyst Development, Inc.

During 2012 we used $273,580 for investing activities. We loaned $63,000 to our co-packer in Texas to allow them to acquire a specific piece of equipment to run our PULSE® product in February, 2013. This loan is being repaid on a per-case reduction in co-packing fees. We spent $116,479 on bottle molds and tray cutting dies. We spent $9,944 on computer and warehouse equipment. We spent $89,042 on formulations, testing, trademarks and packaging. We received $4,885 in principal repayments against our long-term loan due from Catalyst Development, Inc.

Cash Provided by Financing Activities

During 2013 we received $4,058,600 from financing activities: $3,946,100, net of $156,600 share issuance costs, and issued 10,256,750 $0.40 Units; $100,000 and issued 125,000 $0.80 Units; $12,500 and issued 25,000 shares pursuant to stock options exercised.

During 2012 we received $2,611,612 from financing activities. We received a $250,000 loan from an unrelated third party, which carried a 6% interest rate, and was converted into equity. In addition we received $2,361,612, net of $164,688 of share issuance costs, and issued 7,231,666 common shares and 7,231,666 common share purchase warrants.

Additional Capital

As of December 31, 2013, we had $3,188,542 in working capital, including $1,774,994 in cash. We have more than 20 million warrants outstanding to purchase up to 20 million common shares at an average exercise price of $0.62 per common share which could, if exercised, raise us in excess of $12.5 million. We have no assurance, however, that we will ever see this additional money, as the warrant holders must first choose to exercise their warrants.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at December 31, 2013, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Intangible Assets

Intangible assets are comprised primarily of the cost of formulations of our products and of trademarks that represent our exclusive ownership of Natural Cabana®, PULSE® and PULSE: Nutrition Made Simple®, all used in connection with the manufacture, sale and distribution of our beverages. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset.  An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the year ended December 31, 2013, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values.

Stock-based Compensation

We account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the statement of operations based on their fair values at the date of grant.

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

We calculate the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. We estimate forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, we monitor both stock option and warrant exercises as well as employee termination patterns.

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

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pulse Beverage Corporation
Northglenn, Colorado

We have audited the accompanying balance sheet of The Pulse Beverage Corporation (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012. The Pulse Beverage Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Pulse Beverage Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

Las Vegas, Nevada
March 31, 2014

The Pulse Beverage Corporation
Balance Sheets
As of December 31, 2013 and 2012

	2013 $	2012 $
ASSETS

Current Assets

Cash	1,774,994	744,906
Accounts receivable (Note 3)	431,399	202,755
Inventories (Note 4)	1,187,978	715,517
Other current assets	195,589	101,842

Total Current Assets	3,589,960	1,765,020
Property and equipment, net of accumulated depreciation of $88,740 and $24,663, respectively (Note 6)	340,052	482,874
Other assets
Loan receivable, net of current portion – related party (Note 5)	182,738	188,030
Intangible assets, net of accumulated amortization of $54,228 and $30,597 (Note 6 )	1,150,851	1,104,948
Total Other Assets	1,333,589	1,292,978

Total Assets	5,263,601	3,540,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued expenses	401,418	347,579

Total Current Liabilities	401,418	347,579

Stockholders’ Equity

Preferred Stock, 1,000,000 shares authorized, $0.001 par value, none issued	-	-
Common Stock, 100,000,000 shares authorized, $0.00001 par value 51,654,135 and 40,701,402 issued and outstanding, respectively (Note 8)	517	407
Additional Paid-in Capital	12,668,580	7,817,539
Deficit	(7,806,914)	(4,624,653)

Total Stockholders’ Equity	4,862,183	3,193,293

Total Liabilities and Stockholders’ Equity	5,263,601	3,540,872

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Statements of Operations
Years Ended December 31, 2013 and 2012

	2013 $	2012 $

Net Sales	3,328,862	2,295,840
Cost of Sales	2,271,270	1,540,668

Gross Profit	1,057,592	755,172

Expenses
Advertising, samples and displays	289,440	176,289
Freight-out	366,508	249,243
General and administration	1,122,522	802,294
Research and development	101,976	-
Salaries and benefits and broker/agent’s fees	1,383,137	887,857
Stock-based compensation (Note 11)	494,204	1,214,719
Shareholder, broker and investor relations	388,703	459,130

Total Operating Expenses	4,146,490	3,789,532

Net Operating Loss	(3,088,898)	(3,034,360)

Other Income (Expense)
Asset impairment	(115,385)	(483,208)
Forgiveness of debt	6,486	9,971
Interest income, net	15,536	1,814

Total Other Income (Expense)	(93,363)	(471,423)

Net Loss	(3,182,261)	(3,505,783)

Net Loss Per Share – Basic and Diluted	$(0.06)	$(0.10)

Weighted Average Shares Outstanding – Basic and Diluted	49,850,000	34,762,000

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Statements of Cash Flows
Years Ended December 31, 2013 and 2012

	2013 $	2012 $
Operating Activities
Net loss	(3,182,261)	(3,505,783)
Less non-cash items:
Amortization and depreciation	94,674	37,407
Asset impairment	115,385	483,208
Bad debt allowance	13,680	-
Shares and options issued for services	790,987	1,646,736
Forgiveness of debt	(6,486)	(9,971)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(242,324)	(181,453)
Decrease (increase) in prepaid expenses	(37,170)	20,649
(Increase) in inventories	(453,381)	(355,257)
(Decrease) Increase in accounts payable and accrued expenses	(13,560)	183,420

Net Cash Used in Operating Activities	(2,920,456)	(1,681,044)

Investing Activities
Investment in loan receivable	-	(63,000)
Repayment of note receivable - related party	5,084	4,885
Acquisition of property and equipment	(36,640)	(126,423)
Acquisition of intangible assets	(76,500)	(89,042)

Net Cash Used in Investing Activities	(108,056)	(273,580)

Financing Activities
Proceeds from short-term loans	-	250,000
Proceeds from the sale of common stock, net of costs	4,058,600	2,361,612

Net Cash Provided by Financing Activities	4,058,600	2,611,612

Increase in Cash	1,030,088	656,988

Cash - Beginning of Year	744,906	87,918

Cash - End of Year	1,774,994	744,906

Non-cash Financing and Investing Activities:

Shares issued for services, debt and prepaid expenses	492,963	768,446

Supplemental Disclosures:

Interest paid	1,166	-
Income taxes paid	-	-

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Statement of Stockholders’ Equity
Years Ended December 31, 2013 and 2012

	Shares #	Amount $	Additional Paid-in Capital $	Deficit $	Total $

Balance – December 31, 2011	31,011,667	310	3,523,543	(1,118,870)	2,404,983
Shares issued at $0.30 – 2011 subscriptions	400,000	4	(4)	-	-
Shares issued for cash at $0.30 per share	2,856,666	28	856,972	-	857,000
Shares issued for cash at $0.40 per share	4,050,000	41	1,619,959	-	1,620,000
Shares issued for conversion of note at $0.40 per share	625,000	6	249,994		250,000
Shares issued for services at an average fair value of $0.44 per share	1,278,069	13	568,132	-	568,145
Shares issued pursuant to equity incentives awarded to management at a fair value of $0.52 per share	480,000	5	249,595	-	249,600
Share issuance costs	-	-	(164,688)	-	(164,688)
Stock-based compensation	-	-	914,036	-	914,036
Net loss	-	-	-	(3,505,783)	(3,505,783)

Balance – December 31, 2012	40,701,402	407	7,817,539	(4,624,653)	3,193,293
Shares issued for cash at $0.40 per share	10,256,750	103	4,102,597	-	4,102,700
Shares issued for debt settlement at $0.40 per share	58,333	1	23,332	-	23,333
Shares issued for cash at $0.80 per share	125,000	1	99,999	-	100,000
Shares issued for services at an average fair value of $0.82 per share	367,650	3	299,647	-	299,650
Shares issued for advisory board agreement at an average fair value of $1.08 per share	20,000	-	21,500	-	21,500
Shares issued for services at an average fair value of $1.42 per share	100,000	1	141,999	-	142,000
Shares issued for cash pursuant to the exercise of stock options	25,000	1	12,499	-	12,500
Share issuance costs	-	-	(395,820)	-	(395,820)
Stock-based compensation	-	-	545,288	-	545,288
Net loss				(3,182,261)	(3,182,261)

Balance – December 31, 2013	51,654,135	517	12,668,580	(7,806,914)	4,862,183

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Notes to Financial Statements

1.	Nature of Operations

The Pulse Beverage Corporation manufactures and distributes Natural Cabana™ Lemonade and Limeade, Natural Cabana™ Coconut Water and PULSE® brand of Heart Healthy functional beverages.

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

Accounts receivable

We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our bad debt loss history and an overall assessment of past due trade accounts receivable outstanding. Accounts receivable is reported as the customers’ outstanding balances less any allowance for doubtful accounts. We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. An additional allowance is recorded based on certain percentages of aged receivables, which are determined based on historical experience and assessment of the general financial conditions affecting our customer base. If actual collections experience changes, revisions to the allowance may be required. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance. The allowance for doubtful accounts was $13,680 as at December 31, 2013 (2012 - $nil).

Inventory

Inventories are stated at the lower of cost to manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, production availability and/or our ability to sell the product(s)concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market and economic conditions or other factors that may result in cancellations of advance orders or reductions in the rate of reorders placed by customers and/or continued weakening of economic conditions. Additionally, our estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Property and Equipment

Property and equipment includes bottle molds, manufacturing equipment, office equipment, warehouse equipment and display coolers which are all stated at historical cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets which are estimated to be five years.

Long-Lived Assets

We account for long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2013 and 2012, we recognized an impairment of $115,385 and $483,208, respectively.

Intangible Assets

Intangible assets are comprised primarily of the cost of formulations of our products and of trademarks that represent our exclusive ownership of Natural Cabana®, PULSE® and PULSE: Nutrition Made Simple®, all used in connection with the manufacture, sale and distribution of our beverages. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the year ended December 31, 2013, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values.

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

Fair Value

We comply with the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. See Note 14.

Financial Instruments

We have financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis. Our financial instruments consist of cash, accounts and loans receivables, accounts payable and accrued expenses. The carrying amounts of our financial instruments approximate their fair values as of December 31, 2013 and 2012 due to their short-term nature.

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

Concentration of Business and Credit Risk

Financial instruments and related items, which potentially subject us to concentrations of credit risk, consist primarily of cash and receivables. We place our cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of December 31, 2013 and 2012, we exceeded insurance limits by $1,534,703 and $494,906, respectively.

We review a customer’s credit history before extending credit. As at and for the year ended December 31, 2013 there was one individual customer with a balance in excess of 10% of the accounts receivable totaling 35% (2012 - 37%) of accounts receivable and there was one individual customer in excess of 10% of net sales; 12% (2012 – nil).

Stock-based Compensation

We account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the statement of operations based on their fair values at the date of grant.

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

We calculate the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. We estimate forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, we monitor both stock option and warrant exercises as well as employee termination patterns.

The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

Basic and Diluted Net Income (Loss) Per Share

Net loss per share is computed in accordance with ASC subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of our statements of operations. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if common stock was issued upon the exercise of stock options and warrants. For the years ended December 31, 2013 and 2012, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of outstanding warrants on our net loss. Total potentially dilutive common share equivalents relating to stock purchase warrants and options granted or issued, as at December 31, 2013 and 2012 is 23,234,247 and 10,647,213, respectively.

Recent Pronouncements

In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit's indefinite-lived intangible asset is less than the asset's carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit's indefinite-lived intangible asset is more likely than not greater than the asset's carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for us for annual and interim indefinite-lived intangible asset impairment tests performed beginning October 1, 2012. We believe the adoption of ASU 2012-02 will not have a material impact on our financial statements.

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

3.	Accounts Receivable

Accounts receivable consist of the following as of December 31:

	2013 $	2012 $
Trade accounts receivable	396,014	202,255
Less: Allowance for doubtful accounts	(13,680)	-
Trade accounts receivable - net	382,334	202,255
Employee advances	4,366	500
Volume rebate receivable	7,000	-
Due from a co-packer	37,699	-
	431,399	202,755

4.	Inventory

	2013 $	2012 $
Finished goods	398,848	407,560
Finished goods in transit	54,434	-
Raw Materials	734,696	307,957
	1,187,978	715,517

5.	Loan Receivable – Related Party

Pursuant to a Letter Agreement dated December 24, 2010 between us and Catalyst Development Inc., (“Catalyst”) a company owned by our Chief of Product Development, we loaned $200,000 to Catalyst. The loan bears interest at a rate of 4% per annum, is amortized over 25 years and matures on May 16, 2016 with a balloon payment due in the amount of $174,000. Catalyst repays this loan on a monthly basis at $1,055 principal and interest. As of December 31, 2013, the remaining principal balance due is $188,030 of which $5,292 is current and included in Other Current Assets, the balance of $182,738 is long-term.

6.	Property and Equipment and Intangible Assets

Property and equipment consists of the following as of December 31:	2013 $	2012 $
Manufacturing, warehouse, display equipment and molds	261,522	352,966
Office equipment and furniture	33,570	29,570
Mobile display unit and vehicles	133,700	125,000
Less: depreciation	(88,740)	(24,663)
Total Property and Equipment	340,052	482,874

Intangible assets consists of the following as of December 31:	2013 $	2012 $
Formulations and manufacturing methods	779,968	761,963
Trademarks	187,276	159,706
Side panel statement rights	125,000	125,000
Patents	50,160	50,160
Website	62,675	31,750
Less: amortization	(54,228)	(23,631)
Total Intangible Assets	1,150,851	1,104,948

7.	Short-term Loan

On July 17, 2012 we received $250,000 pursuant to a short-term bridge loan from an unrelated party. This loan bore interest at 6% per annum and was unsecured and due on demand. On December 21, 2012 the principal portion of this loan was converted into 625,000 of our $0.40 Units. Each unit contained one common share and one warrant. Each warrant is exercisable at $0.65 and expires December 21, 2015. During the year accrued interest of $6,486 was forgiven.

8.	Common Stock

During the year ended December 31, 2013 we:

a)	received $4,102,700 pursuant to our $0.40 Unit offering. Pursuant to subscription agreements received and accepted, we issued a total of 10,256,750 $0.40 Units. Each Unit consisted of one common share and one warrant. Each warrant entitles the holder to purchase one additional common share at $0.65 per share expiring February 22, 2016;

b)	issued 125,000 Units at $0.80 per Unit for $100,000. Each Unit consisted of one common share and one warrant. Each warrant entitles the holder to purchase one additional share at $1.00 per share expiring April 18, 2016;

c)	settled $23,333 of debt owing to two Advisory Board Members and a director by issuing 58,333 at $0.40 per unit. Each Unit consisted of one common share and one warrant. Each warrant entitles the holder to purchase one additional common share at $0.65 per share expiring February 22, 2016;

d)	issued 337,650 common shares, having an average fair value of $0.84 per share, pursuant to service agreements;

e)	issued 30,000 common shares, having a fair value of $0.63 per share, pursuant to a letter agreement, as compensation for services;

f)	issued 20,000 common shares having a fair value of $21,500 as compensation pursuant to an Advisory Board Agreement;

g)	issued 275,000 common share purchase warrants to purchase an additional common share at $0.65 expiring February 22, 2016;

h)	issued 100,000 common shares, having a fair value of $1.42 per share, as compensation for introduction to an investor; and

i)	issued 25,000 common shares at $0.50 per share for $12,500 cash pursuant to a consultant exercising a stock option.

During the year ended December 31, 2012 we:

a)	issued a total of 400,000 units at $0.30 per unit for proceeds of $120,000. Each Unit consisted of one common share and one warrant. Each warrant entitles the holder to purchase one additional common share at $0.45 per share expiring January 25, 2017;

b)	issued 2,856,666 units at $0.30 per unit for proceeds of $857,000. Each Unit consisted of one common share and one warrant. Each warrant entitles the holder to purchase one additional common share at $0.45 per share expiring between February 9, 2017 and May 9, 2017;

c)	issued 4,675,000 units at $0.40 per unit for proceeds of $1,870,000. Each Unit consisted of one common share and one warrant. Each warrant entitles the holder to purchase one additional common share at $0.60 per share as to 1,250,000 warrants and at $0.65 per share as to 3,425,000 units. These warrants expire between , all expiring three years from date of purchase;

d)	issued 309,664 units at $0.30 per unit and 179,167 units at $0.40 per unit to settle a total of $164,566 of advisory and business consulting fees owing to Advisory Board members, a director, and an employee. A total of $29,166 was to settle amounts owing at December 31, 2011 and $135,400 was for services owing for the year ended December 31, 2012. Each Unit consisted of one common share and one warrant. Each $0.30 Unit entitles the holder to purchase one share at $0.45 per share expiring between January 25, 2017 and May 9, 2017. Each $0.40 Unit entitles the holder to purchase one share at $0.65 per share expires December 21, 2015;

e)	issued a total of 81,667 common shares, having an average fair value of $46,279, pursuant to an Advisory Board Agreement. A total of $6,579 was to settle accrued amounts owing at December 31, 2011, $31,588 was for services rendered during the year and $8,112 was prepaid for services to June 15, 2013;

f)	issued a total of 707,571 common shares, having an average fair value of $357,300, pursuant to agreements for services rendered. A total of $348,967 was charged to operations and $8,333 was prepaid for services to January 31, 2013; and

g)	issued 480,000 common shares pursuant to our 2011 Equity Incentive Plan upon achieving the 200,000 case sale milestone provided therein. These shares had an average fair value of $249,600. A total of 240,000 of these common shares were issued to two directors and senior officers.

9.	Preferred Stock

Pursuant to a Special Meeting of Shareholders held on July 29, 2011, the Shareholders resolved to amend our Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock, par value $0.001, issuable in series with rights, preferences and limitations to be determined by the Board of Directors from time to time. As of December 31, 2013 and 2012, there have been no issuances of preferred stock.

10.	Warrants

As at December 31, 2013 we had 20,234,247 common share purchase warrants outstanding having an average exercise price of $0.62 per common share and having an average expiration date of 2.4 years.

11.	Stock-based Compensation

On July 29, 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan") under which we are authorized to grant up to 4,500,000 shares of common stock. Further, the 2011 Plan authorizes our Board of Directors to grant options, restricted stock awards, performance stock awards and stock appreciation rights as compensation for services rendered.

On April 27, 2012 we granted performance equity compensation awards to certain officers, directors and consultants (the “Performance Equity Recipients”). We were to issue 480,000 shares to Performance Equity Recipients for each 200,000 cases of any of our products sold to a maximum of 2,400,000 common shares issuable. As at September 28, 2012 we had sold 200,000 cases of product and thus, our Performance Equity Recipients earned, and were issued on December 21, 2012, 480,000 common shares having a fair value of $249,600. This amount was charged to operations as stock-based compensation. As of December 31, 2012 the Performance Equity Recipients had earned a further 93,000 common shares having a fair value of $51,083 which was recorded as accrued expenses as at December 31, 2012. On May 15, 2013 the Board of Directors resolved to postpone the Performance Equity Plan effective September 28, 2012. As a result $51,083 of accrued compensation was reversed.

On April 27, 2012 we granted stock options under the 2011 Plan to certain officers, directors, employees and consultants to purchase 3,100,000 common shares at $0.50 per common share on or before April 30, 2017. A total of 25% vested immediately with a further 25% vesting on October 31, 2012, April 30, 2013 and October 31, 2013. On May 2, 2013 a director resigned from the Board of Directors. As a result 25,000 stock options expired on that date being the unvested portion of his stock options and 75,000 stock options were cancelled on July 31, 2013 as result of the expiration of three months. As at October 31, 2013 a total of 3,000,000 stock options had fully vested.

On July 31, 2012 we granted a stock option to a consultant to purchase 100,000 common shares at $0.50 per common share on or before July 30, 2017. A total 25% vested immediately with a further 25% vesting on January 31, 2013, July 30, 2013 and January 31, 2014. As at December 31, 2013 75,000 stock options had fully vested and as at January 31, 2014 a further 25,000 stock options had vested.

During the year ended December 31, 2013, we recorded stock-based compensation of $545,288 (2012 - $914,036).

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair values of stock options vested during the year ended December 31, 2013, was $0.76. The weighted average grant date fair values of stock options granted during the year ended December 31, 2012 was $0.37 per share as to 3,100,000 stock options and $0.33 per share as to 100,000 stock options.

The fair value of stock options granted was calculated using the Black-Scholes option-pricing model based on the following assumptions:

Risk-Free Interest Rate: Based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the options being valued;

Dividend Yield: Based on the projection of future stock prices and dividends expected to be paid;

Expected Term: Represents the period of time that stock options are expected to be outstanding based on historic exercise behaviour; and

Expected Volatility: Based on our historical stock prices for a period of time equal to the expected term of the award.

The weighted average assumptions used for each of the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Expected dividend yield	0%	0%
Risk-free interest rate	0.45%	0.27%
Expected volatility	86%	104%
Expected option life (in years)	3.78	5.00

The following table summarizes the continuity of our stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		$	(years)	$

Outstanding, December 31, 2011	-	-	-	-

Granted	3,200,000	0.50	-	-

Outstanding, December 31, 2012	3,200,000	0.50	4.34	432,000

Forfeited/Cancelled	(100,000)	0.50	-	-

Outstanding, December 31, 2013	3,100,000	0.50	3.34	-

Exercisable, December 31, 2013	3,075,000	0.50	3.34	-

A summary of the status of our non-vested stock options outstanding as of December 31, 2013, and changes during the years ended December 31, 2013 and 2012 is presented below:

Non-vested stock options	Number of Options	Weighted Average Grant Date Fair Value
		$
Non-vested at December 31, 2011	-	-

Granted	3,200,000	0.37
Vested	(1,575,000)	0.37
Non-vested at December 31, 2012	1,625,000	0.37

Forfeited	(25,000)	0.37
Vested	(1,575,000)	0.37

Non-vested at December 31, 2013	25,000	0.33

As at December 31, 2013, there was $166 (2012 - $273,811) of unrecognized compensation cost related to non-vested stock options to be recognized during January, 2014.

12.	Related Party Transactions

On December 29, 2010, we loaned $200,000 to a company controlled by our Chief of Product Development (See Note 5). During the year we received $5,084 (2012 - $4,885) as a principal repayment and $7,681 of interest (2012 - $7,831).

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	December 31,
	2013		2012

U.S statutory rate	34%		34%
Less valuation allowance	(34%	)	(34%	)
Effective tax rate	0%		0%

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
Deferred tax assets	2013	2012
Stock-based compensation	$268,936	42,700
Net operating losses	771,356	269,300
Asset impairment	39,231	80,000
	1,079,523	392,000
Deferred tax liability
Depreciation expense	(4,318)	(2,517)
Net deferred tax assets	1,075,205	2,569,221
Less valuation allowance	(1,075,205)	(2,569,221)
Deferred tax asset - net valuation allowance	$-	$--

The net change in the valuation allowance for the year ended December 31, 2013 was $685,722.

We have a net operating loss carryover of $5,110,650 available to offset future income for income tax reporting purposes, which will expire in various years through 2033, if not previously utilized. However, our ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section382.

We adopted the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”. We had no material unrecognized income tax assets or liabilities for the years ended December 31, 2013 and 2012.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2013 and 2012, there was no income tax or related interest and penalty items in the income statement, or liabilities on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years beginning October 1, 2008 or state income tax examination by tax authorities for years beginning October 1, 2009. We are not currently involved in any income tax examinations.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1 $	Level 2 $	Level 3 $	Total $
Assets:
Note receivable	-	188,030	-	188,030
Liabilities:	-	-	-	-

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1 $	Level 2 $	Level 3 $	Total $
Assets:
Note receivable	-	193,114	-	193,114
Liabilities:	-	-	-	-

15.	Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose: we issued 66,461 common shares valued at $50,000 pursuant to a service agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure.

Item 9a. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Robert E. Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures are those procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based on that evaluation it was concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2013 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer) and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon this assessment, management concluded that our internal control over financial reporting was effective.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names, ages, and respective positions of our directors, executive officers, and key employees are set forth below.

Name	Age	Present Positions
Robert E. Yates	69	President, Chief Executive, Financial, and Accounting Officer, Treasurer and Director
Parley (Paddy) Sheya	58	Vice President, Secretary, National Sales Manager and Director

Robert E. Yates

Mr. Yates is the current president, chief executive officer, chief financial officer and treasurer and has served in those positions since February 15, 2011. Mr. Yates has also been a director of the Company since February 15, 2011. Mr. Yates is qualified to be a director of the Company based on his extensive experience in the beverage industry.

Mr. Yates is a seasoned business executive with experience in growing and managing businesses. From 2006 to 2009, Mr. Yates served as a General Manager of Mobility Works, in Cincinnati, Ohio, a company engaged in providing specialty equipment and handicapped accessible vehicles in support of disabled populations. From 1993 to 2005, Mr. Yates was in charge of a start-up operation for Vancol with his areas of responsibility: product development, plant production and the distribution of Vancol’s many products in both the United States and Canada. Under his guidance, Vancol’s sales rose from less than $10 million to $50 million in three years. Over the last twenty years, Mr. Yates’ beverage portfolio has included such brands as Monster; AriZona Tea; Rock Star, Vitamin Water, Perrier, Everfresh Juices, Ocean Spray, Miller Beer, Honest Tea and Fiji Water. In addition, Mr. Yates successfully launched his own brand, Quencher, which he built into a 2 million case brand in two years. Mr. Yates completed a management course at Oglethorpe University in Atlanta, Georgia, and has an associate’s degree in business administration from Highland Park College, in Highland Park, Michigan and completed a Professional Personnel Management Course with the US Air Force.

Parley Sheya

Mr. Sheya has been a director of the Company since July 1, 2011. Mr. Sheya is qualified to be a director of the Company based on his extensive experience in the beverage industry.

Mr. Sheya brings over twenty-nine years of international executive sales and distribution management experience in the beverage industry. He has an extensive track record in the development of brands and in building beverage brand sales and distribution systems from the ground up to multi-million case sales. He was sales manager for a beverage brand called Kwencher®. Mr. Sheya has managed a broad range of beverage brands including: Jolt Cola®, Hires Root Beer®; Crush® Soda; Bubble-Up®; Country Time Lemonade®; Hansen’s Natural Sodas and Juices; New York Seltzer® and Evian Water®. From 2007 to 2008 Mr. Sheya was a self-employed beverage consultant and from 2008 to 2009 was the key account manager for New Leaf Brands Inc. managing national sales for Inspiration Beverage and from 2010 to June 2011 was sales manager for Bing Energy Drink.

Our directors serve until our next annual stockholders meeting or until their successors are duly elected and qualified. Officers hold their positions at the will of the board of directors.

Committees

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Robert E. Yates, at the address appearing on the first page of this annual report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2013, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2013:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Francis Chiew – Former Secretary and Director	12	12	0

Code of Ethics

We have not adopted a formal code of ethics that applies to our directors, officers or employees since we only have fifteen employees including our two officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by Executive Officers during the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Comp- ensation ($)	Total ($)
Robert E. Yates President, Chief Executive Officer, Treasurer and Chief Financial Officer	2013	102,000	10,500	nil	81,238	Nil	Nil	Nil	193,738
	2012	102,000	10,000	83,200	289,730	Nil	Nil	Nil	484,930
Parley Sheya Vice President, Secretary and National Sales Manager	2013	100,000	8,000	nil	36,557	Nil	Nil	Nil	144,557
	2012	104,166	5,000	41,600	130,216	Nil	Nil	Nil	280,982

Performance Awards

On April 27, 2012 we had granted performance equity compensation awards to certain officers, directors and consultants (the “Performance Equity Recipients”). We were to issue up to 2,400,000 common shares to Performance Equity Recipients on the basis of 480,000 common shares for each 200,000 cases of any of our products sold to a maximum of 2,400,000 common shares issuable. As at September 28, 2012 we had sold 200,000 cases of product and thus, our Performance Equity Recipients earned, and were issued on December 21, 2012, 480,000 common shares having a fair value of $249,600 of which 160,000 common shares, valued at $83,200, were issued to our Chief Executive Officer, Robert E. Yates, and 80,000 common shares, valued at $41,600, were issued to Parley Sheya. Our Performance Equity Plan was cancelled with retro-active effect to September 28, 2012. There are no further performance equity awards outstanding.

We do not maintain any plans in respect of the retirement of our directors and executive officers.

Stock Incentive Plan

Pursuant to a Special Meeting of Shareholders of our company, held on July 29, 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan") under which we are authorized to grant up to a total of 4,500,000 shares of common stock. Further, the 2011 Plan authorizes our Board of Directors to grant options, restricted stock awards, performance stock awards and stock appreciation rights as compensation for services rendered.

During our fiscal year ended December 31, 2012 we granted stock options under the 2011 Plan. In total, 3,200,000 stock options were awarded as follows:

  on April 27, 2012 we granted stock options to our two senior officers/directors to purchase 1,450,000 common shares at $0.50 per common share expiring on or before April 30, 2017. A total of 1,000,000 stock options were awarded to our Chief Executive Officer, Robert E. Yates, which were valued at $370,608 of which $289,370 was recorded as stock-based compensation during the year ended December 31, 2012 and $81,238 was recorded as stock-based compensation during the year ended December 31, 2013. A total of 450,000 stock options were awarded to our Vice President, Parley Sheya, which were valued at $166,774 of which $130,216 was recorded as stock-based compensation and $36,558 was recorded as stock-based compensation during the year ended December 31, 2013. There is no unrecognized stock-based compensation as at December 31, 2013;
  on April 27, 2012 we granted stock options to Francis Chiew to purchase 100,000 common shares at $0.50 per common share expiring on or before April 30, 2017. These options were valued at $37,061 of which $28,937 was recorded as stock-based compensation during the year ended December 31, 2012. As a result of Mr. Chiew’s resignation on May 2, 2013, the remaining unvested stock options, totaling 25,000, were forfeited and on August 2, 2013, being 90 days after Mr. Chiew resigned, the vested and unexercised stock options, totaling 75,000 were cancelled. Due to the forfeiture of 25,000 common shares the original valuation was reduced and, in fiscal 2013, a total of $1,141 was taken as a reduction of previously booked stock-based compensation. There is no unrecognized stock-based compensation as at December 31, 2013;
  on April 27, 2012 we granted stock options to an employee and three consultants to purchase 1,550,000 common shares at $0.50 per common share expiring on or before April 30, 2017. These options were originally valued at $844,320 of which $448,171 was recorded as stock-based compensation during the year ended December 31, 2012 and $396,149 was recognized during the year ended December 31, 2013. There is no unrecognized stock-based compensation as at December 31, 2013; and
  on July 31, 2012 we granted a stock option to a consultant to purchase 100,000 common shares at $0.50 per common share on or before July 30, 2017. A total 25% vested immediately with a further 25% vesting on each of January 31, 2013, July 30, 2013 and January 31, 2014. These options were valued at $49,826 of which $17,341 was recorded as stock-based compensation during the year ended December 31, 2012 and $32,319 was recorded during the year ended December 31, 2013. There is unrecognized stock-based compensation of $166 to record in fiscal 2014.

As at December 31, 2013 all incentive stock options had vested except for 25,000 stock options vesting January 31, 2014. We issued 25,000 common shares at $0.50 per share for cash pursuant to a consultant exercising a stock option.

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2013:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Robert Yates	1,000,000	-	-	0.50	-	-	-	-	-
Parley Sheya	450,000	-	-	0.50	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors for the year ended December 31, 2013:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Francis Chiew	-	3,333	37,061	-	-	-	40,394

We did not pay our directors, who also act as senior management/officers, any fees or other compensation for acting as directors during our fiscal year ended December 31, 2013 and 2012.

On March 15, 2011, we entered into a Director’s Agreement with Francis Chiew which provided for a fee of $5,000 per quarter. During fiscal 2012 Mr. Chiew elected to convert unpaid fees of $25,833, including $5,833 owing from 2011, into 47,222 $0.30 Units and 29,167 $0.40 Units. Each Unit consisted of one common share and one warrant. Each warrant allows the holder to acquire one common share at an average exercise price of $0.53. The warrants expire between January 25, 2015 and December 21, 2015. During fiscal 2013 Mr. Chiew elected to convert unpaid fees of $3,333 into 8,333 $0.40 Units. Each Unit consisted of one common share and one warrant. Each warrant allows the holder to acquire one common share at an exercise price of $0.65 expiring February 22, 2016. Our directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2014 by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Except as otherwise indicated, each shareholder listed possess sole voting and investment power with respect to the shares shown.

Name and address	Amount and nature of beneficial ownership	Percent of class¹

Robert E. Yates² - 11580 Quivas Way, Westminster, CO 80234	4,160,000	8.04%
Parley Sheya - 11678 N Huron St, Northglenn, CO 80234	613,333	1.19%
All executive officers and directors as a group (2 persons)	4,773,333	9.24%

¹ Based on 51,720,596 shares of common stock issued and outstanding as of March 31, 2014.

² A total of 51,333 common shares are held of record by Jonni K. Yates, the wife of Mr. Robert E. Yates.

Securities Authorized For Issuance under Compensation Plans

The table set forth below present’s information relating to our equity compensation plans as of the date of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
2011 Equity Incentive Plan	3,075,000	$0.50	1,300,000

We issued 25,000 common shares at $0.50 per share for cash pursuant to a consultant exercising a stock option.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Transactions with our Chief of Product Development, Ron Kendrick:

a)	On December 29, 2010, we loaned $200,000 to a company controlled by our Chief of Product Development. During the year we received $5,084 (2012 - $4,885) as a principal repayment and $7,681 of interest (2012 - $7,831).

Transactions with Francis Chiew who resigned from our board on May 2, 2013:

a)	On March 15, 2011, we entered into a Director’s Agreement with Francis Chiew which provided for a fee of $5,000 per quarter. During fiscal 2012 Mr. Chiew elected to convert unpaid fees of $25,833, including $5,833 owing from 2011, into 47,222 $0.30 Units and 29,167 $0.40 Units. Each Unit consisted of one common share and one warrant. Each warrant allows the holder to acquire one common share at an average exercise price of $0.53. The warrants expire between January 25, 2015 and December 21, 2015. During fiscal 2013 Mr. Chiew elected to convert unpaid fees of $3,333 into 8,333 $0.40 Units. Each Unit consisted of one common share and one warrant. Each warrant allows the holder to acquire one common share at an exercise price of $0.65 expiring February 22, 2016; and

b)	On April 27, 2013 we granted stock options to Francis Chiew to purchase 100,000 common shares at $0.50 per common share expiring on or before April 30, 2017. These options were valued at $37,061 of which $28,937 was recorded as stock-based compensation during the year ended December 31, 2012. As a result of Mr. Chiew’s resignation on May 2, 2013, the remaining unvested stock options, totaling 25,000, were forfeited and on August 2, 2013, being 90 days after Mr. Chiew resigned, the vested and unexercised stock options, totaling 75,000 were cancelled. Due to the forfeiture of 25,000 common shares the original valuation was reduced and, in fiscal 2013, a total of $1,141 was taken as a reduction of previously booked stock-based compensation.

Review, Approval and Ratification of Related Party Transactions

Our Board of Directors has responsibility for establishing and maintaining guidelines relating to any related party transactions between us and any of our officers or directors. Any related party transaction with a director or officer must be referred to the non-interested directors, if any, for approval. We intend to adopt written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by L.L. Bradford & Company, LLC during 2013; and by our former auditors Weaver, Martin & Samyn LLP during 2012, for professional services rendered for the fiscal years ended December 31, 2013 and 2012:

Fee Category		2013 Fees		2012 Fees
Audit Fees	$		$
L.L. Bradford & Company, LLC		33,000		26,500
Weaver, Martin & Samyn LLP		2,500
Audit-Related Fees		15,000		14,000
Tax Fees		8,000		-
All Other Fees		-		-
Total Fees		$58,500		$40,500

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting or other services provided in fiscal 2013 or 2012.

Pre-Approval Policies and Procedures

We currently do not have a designated Audit Committee, and accordingly, our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board of Directors may also pre-approve particular services on a case-by-case basis.

Our Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

1) Financial Statements: The financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this 2013 Annual Report on Form 10-K.

2) Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3) Exhibits: The required exhibits are included at the end of this Report and are described in the exhibit index.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1 (1)	Share Exchange Agreement dated February 15, 2011
3.1 (1)	Articles of Merger dated February 17, 2011
3.2 (2)	Articles of Incorporation including all amendments to date
3.3 (2)	Bylaws
10.1 (3)	The Pulse Beverage Corporation 2011 Equity Incentive Plan
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101 .INS	XBRL Instance Document*
101 .SCH	XBRL Taxonomy Extension Schema Document*
101 .CAL	XBRL Taxonomy Calculation Linkbase Document*
101 .DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101 .LAB	XBRL Taxonomy Label Linkbase Document*
101 .PRE	XBRL Taxonomy Presentation Linkbase Document*
*Provided herewith

(1)	Incorporated by reference from our current report on Form 8K filed February 22, 2011

(2)	Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on February 6, 2007

(3)	Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on July 31, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2014

The Pulse Beverage Corporation

By:

Name: Robert E. Yates

Title: Chief Executive Officer (principal executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert E. Yates Robert E. Yates	President, Chief Executive Officer, Principal Financial and Accounting Officer, Treasurer and Director	March 31, 2014

/s/ Parley Sheya Parley Sheya	Director and Secretary	March 31, 2014