Form 10-Q
period 2014-03-31
Pulse Beverage Corp
filed 2014-05-15
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2014

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

51,758,817 shares of common stock, par value $0.00001, as of May 15, 2014.

THE PULSE BEVERAGE CORPORATION
FORM 10-Q

FORWARD-LOOKING STATEMENTS

          This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Pulse Beverage Corporation
Condensed Balance Sheets
As of March 31, 2014 (Unaudited) and December 31, 2013

	2014 $	2013 $
ASSETS

Current Assets

Cash	1,009,746	1,774,994
Accounts receivable (Note 3)	639,471	431,399
Inventories (Note 4)	1,380,781	1,187,978
Other current assets	170,206	195,589

Total Current Assets	3,200,204	3,589,960
Property and equipment, net of accumulated depreciation of $110,513 and $88,740, respectively	318,279	340,052
Other assets
Loan receivable, net of current portion – related party (Note 5)	181,382	182,738
Intangible assets, net of accumulated amortization of $59,955 and $54,228, respectively	1,150,449	1,150,851
Total Other Assets	1,331,831	1,333,589

Total Assets	4,850,314	5,263,601

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued expenses	544,052	401,418

Total Current Liabilities	544,052	401,418

Stockholders’ Equity

Preferred Stock, 1,000,000 shares authorized, $0.001 par value, none issued	-	-
Common Stock, 100,000,000 shares authorized, $0.00001 par value 51,708,817 and 51,654,135 issued and outstanding, respectively (Note 6)	517	517
Additional Paid-in Capital	12,708,745	12,668,580
Deficit	(8,403,000)	(7,806,914)

Total Stockholders’ Equity	4,306,262	4,862,183

Total Liabilities and Stockholders’ Equity	4,850,314	5,263,601

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Condensed Statements of Operations
Three Months Ended March 31, 2014 and 2013
(Unaudited)

	2014 $	2013 $

Net Sales	567,098	788,211
Cost of Sales	381,798	533,372

Gross Profit	185,300	254,839

Expenses
Advertising, samples and displays	35,038	46,258
Freight-out	61,569	92,290
General and administration	373,984	408,516
Salaries and benefits and broker/agent’s fees	312,431	316,945
Stock-based compensation	166	481,930

Total Operating Expenses	783,186	1,345,939

Net Operating Loss	(597,887)	(1,091,100)

Other Income (Expense)
Asset impairment	-	(7,385)
Forgiveness of debt	-	6,486
Interest income, net	1,800	4,524

Total Other Income (Expense)	1,800	3,625

Net Loss	(596,086)	(1,087,475)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Shares Outstanding – Basic and Diluted	51,685,000	44,803,000

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Condensed Statements of Cash Flows
Three Months Ended March 31, 2014 and 2013
(Unaudited)

	2014 $	2013 $
Operating Activities
Net loss	(596,086)	(1,087,475)
Less non-cash items:
Amortization and depreciation	27,500	18,214
Asset impairment	-	7,385
Shares and options issued for services	40,166	170,727
Forgiveness of debt	-	(6,486)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(208,072)	(476,426)
Decrease in prepaid expenses	22,064	25,480
(Increase) in inventories	(189,432)	(68,590)
Increase in accounts payable and accrued expenses	142,634	586,006

Net Cash Used in Operating Activities	(761,226)	(831,165)

Investing Activities
Repayment of note receivable - related party	1,303	1,252
Acquisition of property and equipment	-	(12,466)
Acquisition of intangible assets	(5,325)	(39,536)

Net Cash Used in Investing Activities	(4,022)	(50,750)

Financing Activities
Proceeds from the sale of common stock, net of costs	-	3,946,100

Net Cash Provided by Financing Activities	-	3,946,100

Increase in Cash	(765,248)	3,064,185

Cash - Beginning of Period	1,774,994	744,906

Cash - End of Period	1,009,746	3,809,091

Non-cash Financing and Investing Activities:

Shares and options issued for services, debt and prepaid expenses	40,166	269,510

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Notes to Financial Statements

1.	Nature of Operations

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

Recent Pronouncements

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

3.	Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2014 $	December 31, 2013 $
Trade accounts receivable	613,870	396,014
Less: Allowance for doubtful accounts	(13,680)	(13,680)
Trade accounts receivable - net	600,190	382,334
Employee advances	3,223	4,366
Volume rebate receivable	-	7,000
Due from a co-packer	36,058	37,699
	639,471	431,399

4.	Inventories

	March 31, 2014 $	December 31, 2013 $
Finished goods	534,330	398,848
Finished goods in transit and deposits	171,416	54,434
Raw Materials	675,035	734,696
	1,380,781	1,187,978

5.	Loan Receivable – Related Party

Pursuant to a Letter Agreement dated December 24, 2010 between us and Catalyst Development Inc., (“Catalyst”) a company owned by our Chief of Product Development, we loaned $200,000 to Catalyst. The loan bears interest at a rate of 4% per annum, is amortized over 25 years and matures on May 16, 2016 with a balloon payment due in the amount of $174,000. Catalyst repays this loan on a monthly basis at $1,055 principal and interest. As of March 31, 2014, the remaining principal balance due is $186,727 of which $5,344 is current and included in Other Current Assets, the balance of $181,382 is long-term.

6.	Common Stock

During the three months ended March 31, 2014 we issued a total of 54,682 common shares, having an average fair value of $40,000, pursuant to agreements for services rendered. A total of $26,667 was charged to operations and $13,333 was prepaid for services to be rendered in April, 2014.

7.	Warrants

As at March 31, 2014 we had 20,234,247 common share purchase warrants outstanding having an average exercise price of $0.62 per common share and having an average expiration date of 2 years.

8.	Subsequent Events

We evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose: we issued 50,000 common shares valued at $29,000 pursuant to a service agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

The discussion that follows is derived from our unaudited interim condensed balance sheet as of March 31, 2014 and our audited balance sheet as at December 31, 2013 and the unaudited interim condensed statements of operations and cash flows for the three months ended March 31, 2014 (”2014”) and March 31, 2013 (“2013”).

	2014 $	2013 $	Increase (Decrease) $

Net Sales	567,098	788,211	(221,113)
Cost of Sales	381,798	533,372	(151,573)

Gross Profit	185,300	254,839	(69,540)

Expenses
Advertising, samples and displays	35,038	46,258	(11,221)
Freight-out	61,569	92,290	(30,721)
General and administration	373,984	408,516	(34,532)
Salaries and benefits and broker/agent’s fees	312,431	316,945	(4,514)
Stock-based compensation	166	481,930	(481,764)

Total Operating Expenses	783,186	1,345,939	(562,752)

Net Operating Loss	(597,887)	(1,091,100)	493,213

Total Other Income (Expense)	1,800	3,625	(1,825)

Net Loss	(596,086)	(1,087,475)	491,388

Statement of Operations

Net Sales

We began production of Natural Cabana™ Lemonade in 2011.Since then, and with this initial product, we have developed nationwide distribution systems through more than 150 distributors in 48 US States, Canada, Mexico, Panama, Bermuda and Ireland. We have secured listings with regional and national grocery and convenience chain stores such as Albertsons, Kmart, Food City, Gelsons, Sprouts, Safeway, Whole Foods, HEB, Save Mart, Walgreens, Kroger, Price Chopper, 7-Eleven, Winco Foods, HyVee and others. We have now been in operation with our first product, Natural Cabana™ Lemonade, for just over two years and have expanded this brand into Limeade, which started selling on January 15, 2014, and into Natural Cabana™ Coconut Water, which started selling on February 21, 2014.

The PULSE® brand of Heart Healthy functional beverages, originally developed by Baxter Healthcare and previously designated with gender-specific formulations, will be re-introduced and marketed in a new, non-gender-specific formulation by mid-2014. We believe the new formulation will have significantly wider consumer appeal.

We currently develop, produce, market, sell and distribute our brands through our strategic regional and international distribution system, which includes more than 80% Class “A” distributors, such as United Natural Foods, Inc. and distributors for Anheuser Busch, Miller Coors, Pepsi, Coca-Cola, RC/7-Up and Cadbury Schweppes.

During the first quarter of 2014, very few shipments were made to a large part of the United States and Canada because of extremely harsh weather conditions, characterized as the worst in many decades, that inhibited transportation, as well as demand.  During 2014, gross revenues, on sale of 45,000 cases of Lemonade and Limeade and 10,500 cases of Coconut Water (2013 – 77,000 cases of Lemonade), before slotting fees and other promotional allowances, decreased by $245,693 to $620,743 (2013 - $866,436). Net sales were $567,098 (2013 - $788,211) after slotting fees and other promotional allowances of $53,645 (2013 - $78,225). During 2014, promotions and slotting decreased by 0.4% to 8.6% (2013 – 9.0%), as a percentage of gross revenues.

Cost of Sales

Cost of sales for 2014 decreased by $151,573 to $381,798 (2013 – $533,372) due to a decrease in sales during the quarter. As a percentage of net revenue, cost of sales for 2014 was 67% (2013 – 68%). Cost of sales includes raw materials, co-packing services and lab testing. We expect all cost variables to decrease, as we source raw materials at a lower cost because of volume discounts; ship our product within a 500-mile radius of our co-packers, and due to lower-cost glass from a Midwest supplier.

Gross Profit

Gross profit for 2014 decreased by $69,540 to $185,300 (2013 - $254,839) due to a decrease in sales during the quarter. Gross profit for 2014 was 33% (2013 – 32%).

Expenses

Advertising, samples and displays

During 2014, advertising, samples and display expenses decreased by $11,221 to $35,038 (2013 - $46,258). As a percentage of net sales, this expense was 5.6%, compared with 5.3% in 2013. This expense includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. We expect this expense to increase in proportion to increases in sales, mainly due to the introduction of Natural Cabana™ Coconut Water and the re-introduced PULSE® brand of Heart Healthy functional beverages, and due to an overall increase in distribution reach both in the United States and internationally.

Freight-out

During 2014, freight-out decreased by $30,721 due to the decrease in case sales and because very few shipments were made to a large area of the United States because of bad weather. On a per case basis, freight-out remained constant at $1.11 per case. We expect freight-out on a per case basis to decrease due the lower shipping cost of Natural Cabana™ Coconut Water and the lower shipping cost of our PULSE® brand of Heart Healthy functional beverages.

General and administrative

General and administration expenses for the three months ended March 31, 2014 and 2013 consist of the following:

	2014 $	2013 $	Increase (Decrease) $
Advisory, board and consulting fees	10,000	35,925	(25,925)
Amortization and depreciation	27,500	18,214	9,286
Legal, professional and regulatory fees	48,853	58,236	(9,383)
Office, rent and telephone	73,999	100,566	(26,567)
Shareholder, broker and investor relations	113,282	110,442	2,839
Trade shows	21,523	2,850	18,673
Travel and meals	78,827	82,283	(3,456)

	373,984	408,516	(34,532)

During 2014, general and administrative expenses decreased by $34,532 to $373,984 (2013 - $408,516). We reduced our advisory, board and consulting fees by $25,925 due to the resignation of Francis Chiew from our board and the elimination of one advisor. Amortization and depreciation increased by $9,286 due to the increased amortization of our property and equipment. Legal, professional and regulatory fees decreased by $9,383 due to decreased usage of our legal counsel in the area of contracts. Office, rent and telephone decreased correspondingly with our decrease in sales, due to the bad weather during the quarter. During 2014, shareholder, broker and investor relations expense increased by $2,839 to $113,282.

Trade shows expense increased because of our attendance at the Natural Products Expo West Conference and the Roth Capital Conference. Travel and meals decreased by $3,456, due to more travel allocated to the two aforementioned conferences. We expect general and administrative expenses to moderately increase during the remainder of 2014 in the areas of travel, office and trade shows.

Salaries and benefits and broker/agent’s fees

During 2014, salaries and benefits and broker/agent’s fees decreased by $4,514 to $312,431 (2013 - $316,945). We expect to increase this cost during the remainder of 2014, as we hire additional regional and district managers and additional staff for the introduction of the re-formatted PULSE® brand of Heart Healthy functional beverages and the roll-out of Natural Cabana™ Coconut Water.

Stock-based compensation

During 2014, we charged the remaining $166 (2013 - $481,930) of stock-based compensation cost from our stock options granted. We have no further unrecognized stock-based compensation cost to record.

Other Income (Expense)

During 2014, we incurred an asset impairment charge of $nil (2013 - $7,385) for manufacturing and display equipment that we no longer intended to use. During 2014, we recognized a forgiveness of debt gain of $nil (2013 - $6,486). We received $1,800 (2013 - $3,625) of net interest income from interest earned on our cash balances and long-term note receivable less interest expense of $701 (2013 - $nil).

Net Loss

Net loss for 2014 decreased by $491,388 to $596,086, or $0.01 per share, compared with a net loss for 2013 of $1,087,475, or $0.02 per share. Net loss for 2014 was mainly due to the bad weather through many parts of the United States and Canada. We were expecting a more than 50% increase in sales in 2014 as compared with 2013. Net loss for 2013 was, for the most part, an investment in the establishment of an extensive nationwide and international distribution system; costs associated with increasing our brands’ awareness, the development of our Natural Cabana™ Coconut Water brand and to secure grocery and convenience store chain listings. We increased our points of retail distribution by 3,000 to more than 20,000 listings from 17,000 listings at December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During 2014, our cash position decreased by $765,248 to $1,009,746, and our working capital position decreased by $532,389 to $2,656,153. As at March 31, 2014, our working capital consisted of: cash of $1,009,746; customer accounts receivable of $600,190; other receivables of $39,280; inventories of $1,380,781 (including finished product of $534,330, finished product in transit of $171,416 and raw materials of $675,035); and other current assets of $170,206. We have no debt other than accounts payable of $514,052 and accrued expenses of $30,000.

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2014 and 2013:

	2014 $	2013 $
Net cash used in operating activities	(761,227)	(831,165)
Net cash used in investing activities	(4,022)	(50,750)
Net cash provided by financing activities	-	3,946,100
Net increase (decrease) in cash	(765,248)	3,064,185

Cash Used in Operating Activities

During 2014, we used $761,227 for operating activities. This was made up of the net loss of $596,086, less adjustments for non-cash items such as: shares and options issued for services of $40,166 and amortization and depreciation of $27,500, all totaling $67,666. After non-cash items, the net loss was $528,420. We used $232,807 in net increases in operating assets and liabilities. We used $208,072, due to an increase in accounts receivable, and $189,432 due to increases in inventory levels, both due to an expected significant increase in sales during our next quarter. We received $142,634, due to an increase in accounts payable and accrued expenses, due to credit extended by our suppliers, and our prepaid expenses decreased by $22,064.

During 2013, we used $831,165 in operating activities. This was made up of our net loss of $1,087,475, less adjustments for non-cash items such as: an asset impairment charge of $7,385, shares and options issued for services of $42,450, amortization and depreciation of $18,214 and stock-based compensation of $128,277, all totaling $196,326. We also received $59,984 in net changes in operating assets and liabilities. We used $476,426, due to an increase in our customer accounts receivable and $68,590 due to increases in inventory levels, both due to a significant increase in our sales. We received $579,520, due to an increase in accounts payable and accrued expenses, due to credit extended by our suppliers and accrued compensation to be settled in future issuances of shares totaling $353,653.

Cash Used in Investing Activities

During 2014, we used $4,022 for investing activities. A total of $5,325 was spent on trademarking. We received $1,303 in principal repayments against our long-term loan due from Catalyst Development, Inc.

During 2013, we used $50,750 in investing activities. During the latter part of fiscal 2012, we loaned $70,500 to our co-packer in Texas to allow it to acquire a specific piece of equipment to run our products. This loan is being repaid at a rate of $0.18 per-case reduction in co-packing fees. We spent $12,467 on die cuts, coolers, office equipment and a delivery van. We spent $12,892 on formulation costs associated with bringing PULSE® into commercial production. These costs were associated with third party lab testing and consultants to document and review our PULSE® formulas. We also spent $8,618 advancing our trademarks, and we spent $18,025 to develop a new website, including on-line shopping capabilities.

Cash Provided by Financing Activities

During 2014, we did not receive any funds from financing activities.

During 2013, we received $3,946,100 from financing activities. We received $3,946,100, net of $156,600 of share issuance costs, and issued 10,256,750 common shares and 10,256,750 common share purchase warrants pursuant to our $0.40 Unit offering.

Additional Capital

As of March 31, 2014, we had $2,656,153 in working capital, including $1,009,746 in cash. Due to the increased demand and expected sales growth of Natural Cabana™ Coconut Water, we will have a higher need for capital. We have more than 20 million warrants outstanding to purchase up to 20 million common shares at an average exercise price of $0.62 per common share, which could, if exercised, raise us in excess of $12.5 million. We have no assurance, however, that we will ever see this additional money, as the warrant holders must first choose to exercise their warrants.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at March 31, 2014, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. While there are a number of significant accounting policies affecting our financial statements, we believe the critical accounting policies involving the most complex, difficult and subjective estimates and judgments are: revenue recognition, stock-based compensation and use of estimates as discussed in Note 2 to the interim unaudited condensed financial statements included in Item 1 to this Form 10Q.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Robert Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014. Based on that evaluation, it was concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties described in Item 1A of our 2013 Form 10-K.  In our judgment, there were no material changes in the risk factors as previously disclosed in Item 1A of our 2013 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Securities Issued in Unregistered Transactions

During the quarter ended March 31, 2014, we issued the following securities in unregistered transactions:

On January 27, 2014, we issued 34,246 common shares having a fair value of $25,000 pursuant to a service agreement. We relied on exemptions from registration under Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act in connection with the issuance of these shares.

On February 19, 2014, we issued 20,436 common shares having a fair value of $15,000 pursuant to a service agreement. We relied on exemptions from registration under Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act in connection with the issuance of these shares.

Subsequent Sales of Unregistered Securities

Subsequent to March 31, 2014, we issued the following securities in unregistered transactions:

On April 23, 2014, we issued 50,000 common shares having a fair value of $29,000 pursuant to a service agreement. We relied on exemptions from registration under Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act in connection with the issuance of these shares.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
2.1(1)	Share Exchange Agreement dated February 15, 2011
2.2(1)	Articles of Merger dated February 17, 2011
3.1(2)	Articles of Incorporation as amended
3.2(2)	Bylaws
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002*
101 .INS	XBRL Instance Document*
101 .SCH	XBRL Taxonomy Extension Schema Document*
101 .CAL	XBRL Taxonomy Calculation Linkbase Document*
101 .DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101 .LAB	XBRL Taxonomy Label Linkbase Document*
101 .PRE	XBRL Taxonomy Presentation Linkbase Document*
*Provided herewith

(1)	Incorporated by reference from our report on Form 8-K filed February 22, 2011.

(2)	Incorporated by reference from our Registration Statement on Form SB-2 filed December 7, 2007.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PULSE BEVERAGE CORPORATION

Date: May 15, 2014	BY:	/s/ Robert Yates
Robert Yates, President, Chief Executive Officer
Chief Financial Officer, Chief Operating Officer,
and Treasurer (Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)