Form 10-Q
period 2014-06-30
Pulse Beverage Corp
filed 2014-08-14
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2014

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

51,976,037 shares of common stock, par value $0.00001, as of August 12. 2014, 2014.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Pulse Beverage Corporation
Condensed Balance Sheets
As of June 30, 2014 (Unaudited) and December 31, 2013

	2014 $	2013 $
ASSETS

Current Assets

Cash	253,590	1,774,994
Accounts receivable (Note 3)	1,131,977	431,399
Inventories (Note 4)	1,451,023	1,187,978
Other current assets	144,343	195,589

Total Current Assets	2,980,933	3,589,960
Property and equipment, net of accumulated depreciation of $131,852 and $88,740, respectively	344,988	340,052
Other assets
Loan receivable, net of current portion – related party (Note 5)	180,012	182,738
Intangible assets, net of accumulated amortization of $70,388 and $54,228, respectively	1,164,875	1,150,851
Total Other Assets	1,344,887	1,333,589

Total Assets	4,670,808	5,263,601

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued expenses	821,838	401,418

Total Current Liabilities	821,838	401,418

Stockholders’ Equity

Preferred Stock, 1,000,000 shares authorized, $0.001 par value, none issued		-
Common Stock, 100,000,000 shares authorized, $0.00001 par value 51,826,037 and 51,654,135 issued and outstanding, respectively (Note 6)	518	517
Additional Paid-in Capital	12,777,744	12,668,580
Deficit	(8,929,292)	(7,806,914)

Total Stockholders’ Equity	3,848,970	4,862,183

Total Liabilities and Stockholders’ Equity	4,670,808	5,263,601

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Condensed Statements of Operations
Three months and six months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended June 30, 2014 $	Three Months Ended June 30, 2013 $	Six Months Ended June 30, 2014 $	Six Months Ended June 30, 2013 $

Net Sales	1,358,220	1,330,969	1,925,319	2,119,180
Cost of Sales	890,709	829,802	1,272,508	1,363,173

Gross Profit	467,511	501,167	652,811	756,007

Expenses
Advertising, samples and displays	38,191	84,594	73,229	130,852
Freight-out	147,249	138,517	208,818	230,806
General and administration	464,228	380,724	838,210	788,875
Salaries and benefits and broker/agent’s fees	345,400	363,174	657,831	680,119
Stock-based compensation	-	(167,877)	166	314,053

Total Operating Expenses	995,068	799,132	1,778,254	2,144,705

Net Operating Loss	(527,557)	(297,965)	(1,125,443)	(1,388,698)

Other Income (Expense)
Asset impairment	-	-	-	(7,385)
Forgiveness of debt	-	-	-	6,486
Interest income, net	1,265	5,539	3,065	10,063

Total Other Income (Expense)	1,265	5,539	3,065	9,164

Net Loss	(526,292)	(292,426)	(1,122,378)	(1,379,534)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.01)	(0.02)	(0.03)

Weighted Average Shares Outstanding – Basic and Diluted	51,768,000	51,391,000	51,727,000	48,115,000

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Condensed Statements of Cash Flows
Six Months Ended June 30, 2014 and 2013
(Unaudited)

	2014 $	2013 $
Operating Activities
Net loss	(1,122,378)	(1,379,534)
Less non-cash items:
Amortization and depreciation	59,273	41,426
Asset impairment	-	7,385
Shares and options issued for services	139,208	445,585
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(700,578)	(746,119)
(Increase) decrease in prepaid expenses	(30,110)	70,418
(Increase) in inventories	(259,674)	(464,592)
Increase in accounts payable and accrued expenses	420,420	210,148

Net Cash Used in Operating Activities	(1,493,839)	(1,815,282)

Investing Activities
Repayment of note receivable - related party	2,619	2,517
Acquisition of property and equipment	-	(28,168)
Acquisition of intangible assets	(30,184)	(41,472)

Net Cash Used in Investing Activities	(27,565)	(67,123)

Financing Activities
Proceeds from the sale of common stock, net of costs	-	4,058,600

Net Cash Provided by Financing Activities	-	4,058,600

(Decrease) Increase in Cash	(1,521,404)	2,176,192

Cash - Beginning of Period	1,774,994	744,906

Cash - End of Period	253,590	2,921,098

Non-cash Financing and Investing Activities:

Shares and options issued for services, debt and prepaid expenses	109,000	321,233

Supplemental Disclosures:

Interest paid	-	-
Income tax paid	-	-

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Notes to Financial Statements

1.	Nature of Operations

The Pulse Beverage Corporation manufactures and distributes Natural Cabana™ Lemonades, Limeades and Coconut Waters; and PULSE® Heart & Body Health functional beverages.

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

3.	Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2014 $	December 31, 2013 $
Trade accounts receivable	1,113,891	396,014
Less: Allowance for doubtful accounts	(13,680)	(13,680)
Trade accounts receivable - net	1,100,211	382,334
Employee advances	1,077	4,366
Volume rebate receivable	-	7,000
Due from a co-packer	30,689	37,699
	1,131,977	431,399

4.	Inventories

	June 30, 2014 $	December 31, 2013 $
Finished goods	748,406	398,848
Finished goods in transit and deposits	99,317	54,434
Raw Materials	603,300	734,696
	1,451,023	1,187,978

5.	Loan Receivable – Related Party

Pursuant to a Letter Agreement dated December 24, 2010 between us and Catalyst Development Inc., (“Catalyst”) a company owned by our Chief of Product Development, we loaned $200,000 to Catalyst. The loan bears interest at a rate of 4% per annum, is amortized over 25 years and matures on May 16, 2016 with a balloon payment due in the amount of $174,000. Catalyst repays this loan on a monthly basis at $1,055 principal and interest. As of June 30, 2014, the remaining principal balance due is $185,411 of which $5,398 is current and included in Other Current Assets, the balance of $180,012 is long-term.

6.	Common Stock

During the three months ended June 30, 2014 we issued a total of 117,220 common shares, having an average fair value of $69,000, pursuant to agreements for services rendered.

7.	Warrants

As at June 30, 2014 we had 20,234,247 common share purchase warrants outstanding having an average exercise price of $0.62 per common share and having an average expiration date of 1.8 years.

8.	Subsequent Events

We evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose: we issued 150,000 common shares valued at $72,000 pursuant to a service agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion that follows is derived from our unaudited interim condensed balance sheet as of June 30, 2014 and our audited balance sheet as at December 31, 2013 and our unaudited interim condensed statements of operations for the three months and six months ended June 30, 2014 and 2013 and our unaudited interim statements of cash flows for the six months ended June 30, 2014 and 2013.

Overview

We began production of Natural Cabana® Lemonade in 2011.Since then, and with this initial product, we developed a nationwide distribution system through more than 150 distributors in 48 US States, Canada, Mexico, Panama, Bermuda and Ireland. We have secured listings with regional and national grocery and convenience chain stores such as Albertsons, Kmart, Food City, Gelsons, Sprouts, Safeway, Whole Foods, HEB, Save Mart, Walgreens, Kroger, Price Chopper, 7-Eleven, Winco Foods, HyVee, Fred Myers, RaceTrac Petroleum and others. On June 30, 2014 we began delivering lemonade to Smashburger®, the rapidly expanding “better burger” restaurant, which will now be one of Pulse’s top food service accounts offering Natural Cabana® Lemonade at all 265 locations nationwide. Deliveries to Smashburger will be made through SYSCO and The Sygma Network which represent a new channel of distribution into the multi-billion dollar food service industry. We have now been in operation with our first product, Natural Cabana™ Lemonade, for two and one half years and have expanded this brand into Limeade and Raspberry Limeade, which started selling in early 2014, and into Natural Cabana™ Coconut Water, in Natural and Pineapple flavors, which started selling in March, 2014.

The PULSE® brand of Heart Healthy functional beverages, originally developed by Baxter Healthcare and previously designated with gender-specific formulations, will be re-introduced and marketed in a new, non-gender-specific formulation by late summer 2014. We believe the new formulation will have significantly wider consumer appeal.

We currently develop, produce, market, sell and distribute our brands through our strategic regional and international distribution system, which includes more than 80% Class “A” distributors, such as United Natural Foods, Inc. and distributors for Anheuser Busch, Miller Coors, Pepsi, Coca-Cola, RC/7-Up, Cadbury Schweppes and SYSCO and The Sygma Network

In the United States, the first quarter was one of the coldest, harshest winters in many decades, expectedly impacting sales of lemonade and retailers across the country as delivery trucks throughout the Northeast and Midwest were literally frozen in their tracks. Despite the environmental challenges endured by the overall industry, we remained focused on our planned strategies and spent the second quarter catching up on sales and expanding our growth in Natural Cabana® Coconut Water domestically and set the groundwork to expand into Mexico. In addition, we made a very strategic move to elevate our branding and sales efforts by entering into the multi-billion dollar food service industry. We achieved significant operational progress during the second quarter that we believe establishes a stronger foundation for the remainder of the year and into 2015. Leading into the very hot summer months, we are seeing an improvement in sales across all of our beverage lines. Our lemonades and limeades are performing well and are now being sold in more than 20,000 retail locations and our coconut waters are being sold in more than 5,000 retail locations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014 (“Q2-2014”) AND 2013 (Q2-2013)

	Q2-2014 $	Q2-2013 $	Increase (Decrease) $

Net Sales	1,358,220	1,330,969	27,251
Cost of Sales	890,709	829,802	60,908

Gross Profit	467,511	501,167	(33,656)

Expenses
Advertising, samples and displays	38,191	84,594	(46,403)
Freight-out	147,249	138,517	8,732
General and administration	464,228	380,724	83,504
Salaries and benefits and broker/agent’s fees	345,400	363,174	(17,774)
Stock-based compensation	-	(167,877)	167,877

Total Operating Expenses	995,068	799,132	195,936

Net Operating Loss	(527,557)	(297,965)	229,592

Total Other Income (Expense)	1,265	5,539	(4,274)

Net Loss	(526,292)	(292,426)	233,866

Net Sales

During Q2-2014, gross revenues, on sales of 125,739 cases of Natural Cabana® Lemonade, Limeade and Coconut Water (Q2-2013 – 125,732), before slotting fees and other promotional allowances, increased by $21,992 to $1,433,346 (Q2-2013 - $1,411,354). This is an increase of 128% over Q1-2014. Net sales during Q2-2014 increased by $27,251to $1,358,220 (Q2-2013 - $1,330,970) after slotting fees and other promotional allowances of $75,126 or 5.2% of sales (Q2-2013 - $80,385 or 5.7% of sales).

Cost of Sales

Cost of sales for Q2-2014 increased by $60,908 to $890,709 (Q2-2013 – $829,802) due to a small increase in sales volume and increased cost of raw materials, mainly because of US anti-dumping  petitions against Mexican sugar suppliers. As a percentage of net revenue, cost of sales for Q2-2014 was 65.6% (Q2-2013 – 62.3%). Cost of sales includes raw materials, co-packing services and lab testing. There is increasing price pressure from suppliers of our raw materials. We continue to buy in volume where economically feasible.

Gross Profit

Gross profit for Q2-2014 decreased by $33,656 to $467,511 (Q2-2013 - $501,167) due to higher proportion increase in raw materials to the increase in sales during Q2-2014. Gross profit for Q2-2014 was 34.4% (Q2-2013 – 37.7%). We increased our gross profit, as a percentage of sales by 2.2% over Q1-2014.

Expenses

Advertising, samples and displays

During Q2-2014, advertising, samples, in-store demos and in-store display expenses decreased by $46,403 to $38,191 (Q2-2013 - $84,594). As a percentage of net sales, this expense was 2.8%, compared with 6.4% in Q2-2013. This expense includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. We expect this expense to increase in proportion to increases in sales, mainly due to the introduction of Natural Cabana™ Coconut Water and the re-introduced PULSE® brand of Heart Healthy functional beverages, and due to an overall increase in distribution reach both in the United States and internationally. We expect this expense, as a percentage of sales, to be on average 5% of net revenue.

Freight-out

During Q2-2014, freight-out decreased by $8,732 to $147,249 (Q2-2013 - $138,517) due to the decrease in case sales and because very few shipments were made to a large area of the United States because of bad weather. On a per case basis, freight-out increased by $0.07 per case to $1.17 (Q2-2013 - $1.10). This per case increase of $0.07 was due to higher freight costs and poor weather issues. We expect freight-out on a per case basis to decrease due to the lower shipping cost of Natural Cabana™ Coconut Water and the lower shipping cost of our PULSE® brand of Heart Healthy functional beverages.

General and administrative

General and administration expenses for Q2-2014 and Q2-2013 consist of the following:

	Q2-2014 $	Q2-2013 $	Increase (Decrease) $
Advisory, board and consulting fees	14,000	28,154	(14,154)
Amortization and depreciation	31,773	23,212	8,561
Legal, professional and regulatory fees	26,478	35,460	(8,982)
Office, rent and telephone	82,105	78,150	3,955
Research and development	34,596	-	34,596
Shareholder, broker and investor relations	159,661	97,531	62,130
Trade shows	15,000	2,810	12,190
Travel and meals	100,615	115,407	(14,792)

	464,228	380,724	83,504

During Q2-2014, general and administrative expenses increased by $83,504 to $464,228 (Q2-2013 - $380,724). We reduced our advisory, board and consulting fees by $14,154 due to the reduction of one advisory board member. Amortization and depreciation increased by $8,561 due to the increased amortization of our property and equipment. Legal, professional and regulatory fees decreased by $8,982 due to decreased usage of our legal counsel in the area of contracts and SEC matters. Office, rent and telephone remained relatively the same during Q2-2014 compared to Q1-2014 and Q2-2013. We incurred $34,596 of research and development costs associated with the finalization of Pulse® Heart and Body Health. During Q2-2014 shareholder, broker and investor relations expense increased by $62,130 to $159,661. As of July 1, 2014 we have significantly cut back in expenses associated with shareholder, broker and investor relations. Trade shows expense increased by $12,190 due to our attendance at the Marcum investor conference in New York and final costs associated with our attendance at Natural Products Expo West Conference and the Roth Capital Conference. Travel and meals decreased by $14,792, due to more travel allocated to the two aforementioned conferences. We expect general and administrative expenses to moderately decrease during the remainder of 2014 in the areas of shareholder, broker and investor relations, travel and meals, office and trade shows.

Salaries and benefits and broker/agent’s fees

During Q2-2014, salaries and benefits and broker/agent’s fees decreased by $17,774 to $345,400 (Q2-2013 - $363,174). We expect to increase this cost during the remainder of the year as we hire additional regional and district managers and additional staff for the introduction of the re-formatted PULSE® brand of Heart Healthy functional beverages and the continued growth of Natural Cabana™ Coconut Water.

Stock-based compensation

During Q2-2014, we had no further stock-based compensation cost from our stock options granted in 2012. We have no further unrecognized stock-based compensation cost to record. During Q2-2013 we had a reversal of stock-based compensation due mainly to the discontinuance of our equity incentive plan where we reversed out, during Q2-2013, $405,000 of accrued charges to the end of March 31, 2013 resulting in a negative $167,877 in stock-based compensation

Other Income (Expense)

During Q2-2014 we received $1,968 (Q2-2013 - $5,539) of interest income from interest earned on our cash balances and long-term note receivable less interest expense of $703 (Q2-2013 - $nil).

Net Loss

Net loss for Q2-2014, not taking into consideration the negative stock-based compensation of $167,877, increased by $65,989 to $526,292, or $0.01 per share, compared with a net loss for Q2-2013 of $460,303, not including the aforementioned negative stock-based compensation. Our net losses to date, for the most part, continues to be the result of a concentrated effort to establish and increase brand awareness; and establish and improve upon our extensive nationwide and international distribution systems. Our net losses are also due to the development of our brands including: Natural Cabana® Lemonade and Limeade and Coconut Waters and to secure distribution and chain store listings. We also have spent a great deal of time and incurred a great deal of expense to finish the initial development and then the re-formatting of Pulse® Heart and Body Health functional beverages which is due to be launched this year.

SIX MONTHS ENDED JUNE 30, 2014 (“2014”) AND 2013 (“2013”)

	2014 $	2013 $	Increase (Decrease) $

Net Sales	1,925,319	2,119,180	(193,861)
Cost of Sales	1,272,508	1,363,173	(90,665)

Gross Profit	652,811	756,007	(103,196)

Expenses
Advertising, samples and displays	73,229	130,852	(57,623)
Freight-out	208,818	230,806	(21,988)
General and administration	838,210	788,875	49,335
Salaries and benefits and broker/agent’s fees	657,831	680,119	(22,288)
Stock-based compensation	166	314,053	(313,887)

Total Operating Expenses	1,778,254	2,144,705	(366,451)

Net Operating Loss	(1,125,443)	(1,388,698)	(263,255)

Total Other Income (Expense)	3,065	9,164	(6,099)

Net Loss	(1,122,378)	(1,379,534)	(257,156)

Net Sales

During 2014, gross revenues, on sales of 180,948 cases of Natural Cabana® Lemonade, Limeade and Coconut Water (2013 – 202,884), before slotting fees and other promotional allowances, decreased by $223,701 to $2,054,089 (2013 - $2,277,790). Net sales during 2014 decreased by $193,862 to $1,925,319 (2013 - $2,119,180) after slotting fees and other promotional allowances of $128,770 or 6.3% of sales (2013 - $158,610 or 7.0% of sales). The reason 2014 results are lower than 2013 is due to Q1-2014 being one of the coldest, harshest winters in many decades, expectedly impacting sales of lemonade and retailers across the country.

Cost of Sales

Cost of sales for 2014 decreased by $90,665 to $1,272,508 (2013 – $1,363,173) due to a decrease in sales volume and increased cost of raw materials, mainly because of US anti-dumping  petitions against Mexican sugar suppliers. As a percentage of net revenue, cost of sales for 2014 was 66.1% (2013 – 64.3%). Cost of sales includes raw materials, co-packing services and lab testing. There is increasing price pressure from suppliers of our raw materials. We continue to buy in volume where economically feasible.

Gross Profit

Gross profit for 2014 decreased by $103,196 to $652,811 (2013 - $756,007) due to a higher proportion increase in raw materials to the increase in sales during 2014. Gross profit for 2014 was 33.9% (2013 – 35.7%).

Expenses

Advertising, samples and displays

During 2014, advertising, samples, in-store demos and in-store display expenses decreased by $57,623 to $73,229 (2013 - $130,852). As a percentage of net sales, this expense was 3.8%, compared with 6.2% in 2013. This expense includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. We expect this expense to increase in proportion to increases in sales, mainly due to the introduction of Natural Cabana™ Coconut Water and the re-introduced PULSE® brand of Heart Healthy functional beverages, and due to an overall increase in distribution reach both in the United States and internationally. We expect this expense, as a percentage of sales, to be on average 5% of net revenue.

Freight-out

During 2014, freight-out decreased by $21,988 to $208,818 (2013 - $230,806) due to the decrease in case sales and because very few shipments were made to a large area of the United States because of bad weather during Q1-2014. On a per case basis, freight-out increased by $0.02 per case to $1.15 (2013 - $1.13). This per case increase of $0.02 was due to higher freight costs and poor weather issues. We expect freight-out on a per case basis to decrease due to the lower shipping cost of Natural Cabana™ Coconut Water and the lower shipping cost of our PULSE® brand of Heart Healthy functional beverages.

General and administrative

General and administration expenses for 2014 and 2013 consist of the following:

	2014 $	2013 $	Increase (Decrease) $
Advisory, board and consulting fees	24,000	64,079	(40,079)
Amortization and depreciation	59,273	41,426	17,847
Legal, professional and regulatory fees	75,843	93,694	(17,851)
Office, rent and telephone	156,102	178,353	(22,251)
Research and development	34,596	-	34,596
Shareholder, broker and investor relations	272,431	207,973	64,458
Trade shows	36,523	5,660	30,863
Travel and meals	179,442	197,690	(18,248)

	838,210	788,875	49,335

During 2014, general and administrative expenses increased by $49,335 to $838,210 (2013 - $788,875). We reduced our advisory, board and consulting fees by $40,079 due to the reduction of one advisory board member and the resignation, in May 2013, of a director. Amortization and depreciation increased by $17,847 due to the increased amortization of our property and equipment. Legal, professional and regulatory fees decreased by $17,851 due to decreased usage of our legal counsel in the area of contracts and SEC matters. Office, rent and telephone decreased by $22,251. We incurred $34,596 of research and development costs associated with the finalization of Pulse® Heart and Body Health. During 2014 shareholder, broker and investor relations expense increased by $64,458 to $272,431. As of July 1, 2014 we have significantly cut back in expenses associated with shareholder, broker and investor relations. Trade shows expense increased by $30,863 due to our attendance at the Marcum investor conference in New York, Natural Products Expo West Conference and the Roth Capital Conference in Los Angeles. Travel and meals decreased by $18,248, due to more travel allocated to the three aforementioned conferences. We expect general and administrative expenses to moderately decrease during the remainder of 2014 in the areas of shareholder, broker and investor relations, travel and meals, office and trade shows.

Salaries and benefits and broker/agent’s fees

During 2014, salaries and benefits and broker/agent’s fees decreased by $22,288 to $657,831 (2013 - $680,119). We expect to increase this cost during the remainder of the year as we hire additional regional and district managers and additional staff for the introduction of the re-formatted PULSE® brand of Heart Healthy functional beverages and the continued growth of Natural Cabana™ Coconut Water.

Stock-based compensation

During 2014, we had recognized $166 of the remaining unrecognized stock-based compensation cost from our stock options granted in 2012. We have no further unrecognized stock-based compensation cost to record. During 2013 we had a reversal of stock-based compensation due mainly to the discontinuance of our equity incentive plan where we reversed out, during 2013, $405,000 of accrued charges to the end of March 31, 2013.

Other Income (Expense)

During 2014, we incurred an asset impairment charge of $nil (2013 - $7,385) for manufacturing and display equipment that we no longer intended to use in 2013. During 2014, we recognized a forgiveness of debt gain of $nil (2013 - $6,486). During 2014 we received $4,469 (2013 - $10,063) of interest income from interest earned on our cash balances and long-term note receivable less interest expense of $1,404 (2013 - $nil).

Net Loss

Net loss for 2014 decreased by $257,156 to $1,122,378, or $0.02 per share, compared with a net loss for 2013 of $1,379,534, or $0.03 per share. Our net losses to date, for the most part, continues to be the result of a concentrated effort to establish and increase brand awareness; and establish and improve upon our extensive nationwide and international distribution systems. Our net losses are also due to the development of our brands including: Natural Cabana® Lemonade and Limeade and Coconut Waters and to secure distribution and chain store listings. We also have spent a great deal of time and incurred a great deal of expense to finish the initial development and then the re-formatting of Pulse® Heart and Body Health functional beverages which is due to be launched this year.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the six months ended June 30, 2014, our cash position decreased by $1,521,404 to $253,590, and our working capital position decreased by $1,029,447 to $2,159,095. We continue to have no long-term debt. As at June 30, 2014, our working capital consisted of: cash of $253,590; customer accounts receivable of $1,100,211, net of an allowance for bad debts of $13,680; other receivables of $31,766, inventories of $1,451,023 (including finished product of $748,406, deposits towards finished goods to be manufactured of $99,317 and raw materials of $603,300); and other current assets of $144,343. Our accounts payable was $821,838.

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2014 and 2013:

	2014 $	2013 $
Net cash used in operating activities	(1,493,839)	(1,815,282)
Net cash used in investing activities	(27,565)	(67,123)
Net cash provided by financing activities	-	4,058,600
Net increase (decrease) in cash	(1,521,404)	2,176,192

Cash Used in Operating Activities

During 2014, we used $1,493,839 (2013 - $1,815,282) in operating activities. This was made up of the net loss of $1,122,378 (2013 - $1,379,534), less adjustments for non-cash items such as: shares and options issued for services of $139,208 (2013 - $445,585), asset impairment charge of $nil (2013 - $7,385), and amortization and depreciation of $59,273 (2013 - $41,426), all totaling $198,481 (2013 - $494,396). After non-cash items, the net loss was $942,022 (2013 - $884,138). We used $569,942 (2013 - $930,145) in net increases in operating assets and liabilities. We used $700,578 (2013 - $746,119) due to an increase in accounts receivable, and $259,674 (2013 - $464,592) due to increases in inventory levels. We received $420,420 (2013 - $210,148), due to credit extended by our suppliers resulting in increases in accounts payable. We used $30,110 from an increase in prepaid expenses (2013 – decreased prepaid expenses by $70,418).

Cash Used in Investing Activities

During 2014, we used $27,565 for investing activities. A total of $22,225 was spent on trademarking and $7,959 on Pulse® formula documentation. We received $2,619 in principal repayments against our long-term loan due from Catalyst Development, Inc.

During 2013 we used $67,123 in investing activities. During the latter part of fiscal 2012 we loaned $70,500 to our co-packer in Texas to allow them to acquire a specific piece of equipment to run our products. This loan is being repaid at a rate of $0.18 per-case reduction in co-packing fees and is expected to be fully repaid at some point in 2013. We spent $28,000 on die cuts, coolers, office equipment and a delivery van. We spent $13,123 on formulation costs associated with bringing PULSE® into commercial production. These costs were associated with third party lab testing and consultants to document and review our PULSE® formulas. We also spent $11,000 advancing our trademarks for PULSE® and Natural Cabana® and we spent $18,000 to develop and launch a new website including on-line shopping capabilities.

Cash Provided by Financing Activities

During 2014, we did not receive any funds from financing activities.

During 2013, we received $4,058,600 from financing activities. We received $4,102,700, net of $156,600 of share issuance costs, and issued 10,256,750 common shares and 10,256,750 common share purchase warrants pursuant to our $0.40 Unit offering. We received $100,000 and issued 125,000 common shares and 125,000 common share purchase warrants pursuant to our $0.80 Unit offering. We received $12,500 and issued 25,000 common shares pursuant to a stock option being exercised by a consultant at $0.50 per share.

Additional Capital

We have more than 20 million warrants outstanding to purchase up to 20 million common shares at an average exercise price of $0.62 per common share, which could, if exercised, raise us in excess of $12.5 million. We have no assurance, however, that we will ever see this additional money, as the warrant holders must first choose to exercise their warrants.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at June 30, 2014, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Robert Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014. Based on that evaluation, it was concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We relied on exemptions from registration under Section 4(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act in connection with the issuance of the following securities:

On April 23, 2014, we issued 50,000 common shares having a fair value of $29,000 pursuant to a service agreement;

On May 20, 2014, we issued 25,554 common shares having a fair value of $15,000 pursuant to a service agreement;

On June 9, 2014, we issued 41,666 common shares having a fair value of $25,000 pursuant to a service agreement.

Subsequent to June 30, 2014, we issued the following securities in unregistered transactions:

On July 1, 2014, we issued 150,000 common shares having a fair value of $72,000 pursuant to a service agreement.

We relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) in connection with issuance of these securities.  The persons who acquired these securities were “sophisticated investors” and were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these securities acquired them for their own accounts. The certificates representing the shares of common stock will bear a restricted legends providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration under the Securities Act. No commission was paid to any person in connection with the issuance of these securities.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
2.1(1)	Share Exchange Agreement dated February 15, 2011
2.2(1)	Articles of Merger dated February 17, 2011
3.1(2)	Articles of Incorporation as amended
3.2(2)	Bylaws
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 *
101 .INS	XBRL Instance Document*
101 .SCH	XBRL Taxonomy Extension Schema Document*
101 .CAL	XBRL Taxonomy Calculation Linkbase Document*
101 .DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101 .LAB	XBRL Taxonomy Label Linkbase Document*
101 .PRE	XBRL Taxonomy Presentation Linkbase Document*

*Provided herewith

(1)	Incorporated by reference from our report on Form 8-K filed February 22, 2011.

(2)	Incorporated by reference from our Registration Statement on Form SB-2 filed December 7, 2007.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PULSE BEVERAGE CORPORATION

Date: August 14, 2014	BY:	/s/ Robert Yates
Robert Yates, President, Chief Executive,
Financial, and Operating Officer,
and Treasurer (Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)