Form 10-Q
period 2014-09-30
Pulse Beverage Corp
filed 2014-11-14
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2014

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

52,776,037 shares of common stock, par value $0.00001, as of November 14, 2014.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Pulse Beverage Corporation
Condensed Balance Sheets
As of September 30, 2014 (Unaudited) and December 31, 2013

	2014 $	2013 $
ASSETS

Current Assets

Cash	165,778	1,774,994
Accounts receivable (Note 3)	800,962	431,399
Inventories (Note 4)	1,259,859	1,187,978
Other current assets	133,856	195,589

Total Current Assets	2,360,455	3,589,960
Property and equipment, net of accumulated depreciation of $153,192 and $88,740, respectively	323,649	340,052
Other assets
Loan receivable, net of current portion – related party (Note 5)	178,629	182,738
Intangible assets, net of accumulated amortization of $79,483 and $54,228, respectively	1,162,300	1,150,851
Total Other Assets	1,340,929	1,333,589

Total Assets	4,025,033	5,263,601

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued expenses	687,659	401,418

Total Current Liabilities	687,659	401,418

Stockholders’ Equity

Preferred Stock, 1,000,000 shares authorized, $0.001 par value, none issued		-
Common Stock, 100,000,000 shares authorized, $0.00001 par value 52,076,037 and 51,654,135 issued and outstanding, respectively (Note 6)	521	517
Additional Paid-in Capital	12,935,741	12,668,580
Deficit	(9,598,888)	(7,806,914)

Total Stockholders’ Equity	3,337,374	4,862,183

Total Liabilities and Stockholders’ Equity	4,025,033	5,263,601

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Condensed Statements of Operations
Three Months and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended September 30, 2014 $	Three Months Ended September 30, 2013 $	Nine Months Ended September 30, 2014 $	Nine Months Ended September 30, 2013 $

Gross Sales	1,144,846	1,102,026	3,198,935	3,379,815
Less: Promotional Allowances and Slotting Fees	(107,371)	(93,314)	(236,141)	(251,924)
Net Sales	1,037,475	1,008,710	2,962,794	3,127,891
Cost of Sales	721,609	662,944	1,994,117	2,026,118

Gross Profit	315,866	345,766	968,677	1,101,773

Expenses
Advertising, samples and displays	28,947	111,703	102,176	242,555
Freight-out	118,013	114,898	326,831	345,704
General and administration	426,047	394,930	1,264,257	1,183,804
Salaries and benefits and broker/agent’s fees	357,562	383,031	1,015,393	1,063,151
Stock-based compensation	-	80,792	166	394,845

Total Operating Expenses	930,569	1,085,354	2,708,823	3,230,059

Net Operating Loss	(614,703)	(739,588)	(1,740,146)	(2,128,286)

Other Income (Expense)
Asset impairment	(55,996)	-	(55,996)	(7,385)
Forgiveness of debt	-	-	-	6,486
Interest income, net	1,103	3,214	4,168	13,277

Total Other Income (Expense)	(54,893)	3,214	(51,828)	12,378

Net Loss	(669,596)	(736,374)	(1,791,974)	(2,115,908)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.01)	(0.04)	(0.04)

Weighted Average Shares Outstanding – Basic and Diluted	51,975,000	51,492,000	51,811,000	49,308,000

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Condensed Statements of Cash Flows
Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	2014 $	2013 $
Operating Activities
Net loss	(1,791,974)	(2,115,908)
Less non-cash items:
Amortization and depreciation	89,708	65,701
Asset impairment	55,996	7,385
Shares and options issued for services	221,166	666,628
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(369,563)	(601,359)
Decrease in prepaid expenses	6,473	57,346
(Increase) in inventories	(124,506)	(487,866)
Increase in accounts payable and accrued expenses	286,241	222,537

Net Cash Used in Operating Activities	(1,626,459)	(2,300,228)

Investing Activities
Repayment of note receivable - related party	3,949	3,794
Acquisition of property and equipment	-	(36,240)
Acquisition of intangible assets	(36,706)	(55,722)

Net Cash Used in Investing Activities	(32,757)	(88,168)

Financing Activities
Proceeds from the sale of common stock, net of costs	50,000	4,058,600

Net Cash Provided by Financing Activities	50,000	4,058,600

(Decrease) Increase in Cash	(1,609,216)	1,670,204

Cash - Beginning of Period	1,774,994	744,906

Cash - End of Period	165,778	2,415,110

Non-cash Financing and Investing Activities:

Shares and options issued for services, debt and prepaid expenses	217,166	461,483

Supplemental Disclosures:

Interest paid	2,151	433
Income tax paid	-	-

(See Notes to Financial Statements)

The Pulse Beverage Corporation
Notes to Financial Statements

1.	Nature of Operations

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2013 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

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

3.	Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2014 $	December 31, 2013 $

Trade accounts receivable	786,679	396,014
Less: Allowance for doubtful accounts	(13,680)	(13,680)
Trade accounts receivable - net	772,999	382,334
Employee advances	1,150	4,366
Volume rebate receivable	-	7,000
Due from a co-packer	26,813	37,699
	800,962	431,399

4.	Inventories

Inventories consist of the following:

	September 30, 2014 $	December 31, 2013 $

Finished Goods	571,841	398,848
Deposits on Finished Goods	67,706	54,434
Work in Process	15,122	-
Raw Materials	605,190	734,696
	1,259,859	1,187,978

5.	Loan Receivable – Related Party

Pursuant to a Letter Agreement dated December 24, 2010 between us and Catalyst Development Inc., (“Catalyst”) a company owned by our Chief of Product Development, we loaned $200,000 to Catalyst. The loan bears interest at a rate of 4% per annum, is amortized over 25 years and matures on May 16, 2016 with a balloon payment due in the amount of $174,000. Catalyst repays this loan on a monthly basis at $1,055 principal and interest. As of September 30, 2014, the remaining principal balance due is $184,081 of which $5,452 is current and included in Other Current Assets, the balance of $178,629 is long-term.

6.	Common Stock

During the three months ended September 30, 2014 we issued a total of 250,000 common shares, having an average fair value of $108,000, pursuant to agreements for services rendered. We also received $50,000 pursuant to a subscription; terms and issuance to be determined.

7.	Warrants

As at September 30, 2014 we had 20,234,247 common share purchase warrants outstanding having an average exercise price of $0.62 per common share and having an average expiration date of 1.57 years.

8.	Subsequent Events

We evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record and the following subsequent events to disclose:

a)	we issued 700,000 common shares valued at $212,000 pursuant to service agreements;

b)	we received a further $50,000 pursuant to a subscription;

c)	we incorporated a wholly-owned Mexico subsidiary, Natural Cabana S.A. de CV, on October 13, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion that follows is derived from our unaudited interim Condensed Balance Sheet as of September 30, 2014 and our audited Balance Sheet as at December 31, 2013, our unaudited interim Condensed Statements of Operations for the three months and nine months ended September 30, 2014 and 2013, and our unaudited interim Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and 2013.

Overview

We began production of Natural Cabana® Lemonade in 2011.  Since then, and with this initial product, we developed a nationwide distribution system through more than 150 distributors in 50 US States, Canada, Mexico, Panama, Bermuda and Ireland. We have secured listings with regional and national grocery and convenience chain stores such as Walmart, Albertsons, Kmart, Food City, Gelsons, Sprouts, Safeway, Whole Foods, HEB, Save Mart, Walgreens, Kroger, Price Chopper, 7-Eleven, Winco Foods, HyVee, Fred Myers, RaceTrac Petroleum and others. Our lemonades and limeades are now being sold in more than 20,000 stores and our coconut waters are sold in more than 5,000 stores. Additionally, during the last few months we have received approved listings at nationally recognized chain stores to carry our brands in more than 2,500 stores.

On June 30, 2014 we began delivering lemonade to Smashburger®, the rapidly expanding “better burger” restaurant, which will now be one of Pulse’s top food service accounts offering Natural Cabana® Lemonade at all 265 locations nationwide. Deliveries to Smashburger are being made through SYSCO and The Sygma Network which represent a new channel of distribution into the multi-billion dollar food service industry.

We have been participating in a Colorado regional Walmart program called “Buy Local, Buy Colorado Proud”. All 7 flavors of Natural Cabana® Lemonades and Limeades were being prominently featured in a ten case floor stacker at over 50 Colorado Walmart locations from September 29, 2014 to October 26, 2014. The four-week event was supported by radio commercials and three two-hour tasting events, which included on-site radio. Due to the success of this program these stores are continuing to carry our products and we are authorized to sell into individual Walmart stores with manager approval in other regions of the United States. To date we have been approved in more than 250 Walmart stores.

We have now been in operation with our first product, Natural Cabana™ Lemonade, for less than three years and have expanded this brand into Limeade and Raspberry Limeade, which started selling in early 2014, and into Natural Cabana™ Coconut Water and Pineapple Coconut Water, which started selling in March, 2014.

Our PULSE® Heart & Body Health functional beverages, originally developed by Baxter Healthcare, will be marketed in a new, non-gender-specific formulation in November. We believe the new formulation will have significantly wider consumer appeal. We have completed the first production run in October, 2014.

We currently develop, produce, market, sell and distribute our brands through our strategic regional and international distribution system, which includes more than 80% Class “A” distributors, such as United Natural Foods, Inc. and distributors for Anheuser Busch, Miller Coors, Pepsi, Coca-Cola, RC/7-Up, Cadbury Schweppes and SYSCO and The Sygma Network.

In the United States, the first quarter of 2014 was one of the coldest, harshest winters in many decades, expectedly impacting sales of lemonade and retailers across the country as delivery trucks throughout the Northeast and Midwest were literally frozen in their tracks. Despite the environmental challenges endured by the overall industry, we remained focused on our planned strategies and spent the second and third quarters catching up on sales and expanding our growth in Natural Cabana® Coconut Water domestically and set the groundwork to expand into Mexico. Based on the success of our Natural Cabana® Coconut Water roll-out in the U.S. and the lack of premium, reasonably priced coconut water available in Mexico, we have incorporated  a wholly-owned subsidiary in Mexico, Natural Cabana S.A. de CV. Our Mexico operations are being headed by Carlos Villarreal and his team, collectively, Borrega Consulting Inc. (“Borrega”).

Borrega is a San Diego based international business development consulting and brokerage firm with expertise in Latin American business development for over 16 years. Mr. Villarreal was responsible for the Mexico introduction and distribution of Monster Energy Drink® in 2004 and led the expansion across all of Mexico up until June, 2010. Mr Villarreal has worked with leading brands such as Dr. Pepper, Snapple, Miller, Patron Tequila, Titos Vodka among others, in their entry/distribution strategies. He has also served as a Director for Anheuser-Busch and for Grupo Modelo (Corona) in the U.S. and Mexico. We are offering our Natural Cabana® Coconut Water in both Natural and Pineapple in 520ml containers for convenience stores and both flavors in smaller 320ml containers for large grocery chains.

In September, 2014 we secured a distribution agreement with Unique Foods (Canada) Inc. (“Unique Foods”) to distribute Natural Cabana® Coconut Water throughout Canada. Unique Foods is headquartered in Montreal, Canada with an established presence in Atlantic and Western Canada, Ontario and Quebec through coordinators and multiple independent regional distributors. Unique Foods is a leading importer of premium beverage brands such as: Stewart’s Old Fashioned Sodas, Cascade Ice™, Hype Energy™, AQUAhydrate™ and ACTIVATE® Vitamin Drinks. Unique Foods will be offering Pulse’s Natural Cabana® Coconut Water in both Natural and Pineapple flavors in 520ml rolled steel cans. In September Unique Foods showcased Natural Cabana® Coconut Water at two trade shows, CHFA Natural Foods Show in Toronto on September 13th and 14th and Grocery Innovations Show in Toronto on September 28th and 29th. From these tradeshows many major grocery, health and nutrition retailers have already taken on the product and/or approved a listing for 2015.

In October Unique Foods added Corwin Distribution Limited (“Corwin”) to provide sales and distribution across Canada. Corwin is an established Eastern Canada supplier of quality natural and organic products to more than 1,000 retailer and vendor accounts. Through this distribution agreement, Corwin will supply Natural Cabana™ Coconut Water to its natural and health food retailers including Nutrition House, S&H Health Foods, Healthy Planet, Kardish Foods and Pusateri’s Foods to name a few. Nutrition House, one of Canada's leading natural health product franchises, operates 65 retail stores, located in high-profile shopping centers across Canada and in the USA. S&H Health Foods, one of Canada’s leading retailers of nutritional and natural products, operates 28 retail stores in local area shopping malls located throughout the Greater Toronto Area and in other Southern Ontario cities.

In October we received, through Unique Foods’ efforts, a commitment from Sobeys to list Natural Cabana™ Coconut Water in its warehouses where it will be available to all Foodland franchisees as well as more than 300 independent grocery stores. The Canadian franchised Foodland stores are locally owned and operated supermarkets that focus on a no-frills customer convenience, offering a wide selection of conventional supermarket products. Foodland stores are franchised through Sobeys, the second largest food retailer in Canada. Currently there are more than 150 Foodland locations in the province of Ontario and more than 60 in Atlantic Canada.

In November we secured placement of Natural Cabana® Coconut Water into Whole Foods® Market stores in Canada.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 (“Q3-2014”) AND 2013 ("Q3-2013")

	Q3-2014 $	Q3-2013 $	Increase (Decrease) $

Gross Sales	1,144,846	1,102,025	42,821
Less: Promotional Allowances and Slotting Fees	(107,371)	(93,314)	14,056
Net Sales	1,037,475	1,008,710	28,765
Cost of Sales	721,609	662,944	58,665

Gross Profit	315,866	345,766	(29,900)

Expenses
Advertising, samples and displays	28,947	111,703	(82,756)
Freight-out	118,013	114,898	3,115
General and administration	426,047	394,930	31,117
Salaries and benefits and broker/agent’s fees	357,562	383,031	(25,469)
Stock-based compensation	-	80,792	(80,792)

Total Operating Expenses	930,569	1,085,354	(154,785)

Net Operating Loss	(614,703)	(739,588)	(124,885)

Total Other Income (Expense)	(54,893)	3,214	58,107

Net Loss	(669,596)	(736,374)	(66,778)

Net Sales

During Q3-2014, gross revenues, on sales of more than 100,000 cases of Natural Cabana® Lemonade, Limeade and Coconut Water (Q3-2013 – 92,500), before slotting fees and other promotional allowances, increased by $102,173 to $1,144,846 (Q3-2013 - $1,042,673). This is an increase of 10% over Q3-2013. During Q3-2014 we did not sell Pulse® as we were switching to the newly developed, non-gender specific, Pulse® Heart & Body Health. During Q3-2013 we had gross sales of $59,352 of Pulse®.

Net sales during Q3-2014 increased by $28,765 to $1,037,475 (Q3-2013 - $1,008,710) after slotting fees and other promotional allowances of $107,371 or 9.4% of sales (Q3-2013 - $93,314 or 8.5% of sales). Slotting fees and other promotional allowances increased during Q3-2014, as a percentage of sales, due to the economic decision to pay slotting fees to large retailers such as: Albertsons, Sprouts, Walgreens, Quicktrip and Racetrac Petroleum, which slotting fees amounted to $26,058 during Q3-2014 as compared to $10,573 for Smith Foods only.

Cost of Sales

Cost of sales for Q3-2014 increased by $58,665 to $721,609 (Q3-2013 – $662,944) due to a small increase in sales volume and increased cost of raw materials, mainly because of US anti-dumping petitions against Mexican sugar suppliers. As a percentage of net revenue, cost of sales for Q3-2014 was 69.6% (Q3-2013 – 65.7%). Cost of sales includes raw materials, co-packing services and lab testing. There is increasing price pressure from suppliers of our raw materials. We continue to buy in volume where economically feasible.

Gross Profit

Gross profit for Q3-2014 decreased by $29,900 to $315,866 (Q3-2013 - $345,766) due to higher proportion increase in raw materials to the increase in sales during Q3-2014. Gross profit for Q3-2014 was 30.4% (Q3-2013 – 34.3%). The decrease was due to higher raw material costs as mentioned above.

Expenses

Advertising, samples and displays

During Q3-2014, advertising, samples, in-store demos and in-store display expenses decreased by $82,756 to $28,947 (Q3-2013 - $111,703). As a percentage of net sales, this expense was 2.8%, compared with 11.1% in Q3-2013. This expense includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. We expect this expense to increase in proportion to increases in sales, mainly due to the introduction of Natural Cabana™ Coconut Water and the re-formatted PULSE® Heart & Body Health functional beverages, and due to an overall increase in distribution reach both in the United States and internationally. We expect this expense, as a percentage of sales, to be on average 5% of net revenue. During Q3-2014 we made the decision to reduce in-store sampling and we did not require display racks, ice barrels, sell sheets, shelf strips and door decals at the same rate as Q3-2013.

Freight-out

During Q3-2014, freight-out increased by $3,115 to $118,013 (Q3-2013 - $114,898) due to the increase in case sales. On a per case basis, freight-out increased by $0.08 per case to $1.18 (Q3-2013 - $1.10). This per case increase of $0.08 was due to higher gasoline prices and average proximity of co-packer to distributor. We expect freight-out, on a per case basis, to decrease due to the lower shipping cost of Natural Cabana™ Coconut Water and the lower shipping cost of our PULSE® Heart & Body Health functional beverages.

General and administrative

General and administration expenses for Q3-2014 and Q3-2013 consist of the following:

	Q3-2014 $	Q3-2013 $	Increase (Decrease) $
Advisory, board and consulting fees	12,000	8,200	3,800
Amortization and depreciation	30,435	24,275	6,160
Legal, professional and regulatory fees	44,938	39,865	5,073
Office, rent and telephone	80,771	130,268	(49,497)
Shareholder, broker and investor relations	163,173	92,439	70,734
Trade shows	5,199	4,690	509
Travel and meals	89,531	95,193	(5,662)

	426,047	394,930	31,117

During Q3-2014, general and administrative expenses increased by $31,117 to $426,047 (Q3-2013 - $394,930). Amortization and depreciation increased by $6,160 due to the increased amortization of our property and equipment. Legal, professional and regulatory fees increased by $5,073 to $44,938 (Q3-2013-39,865) due to a one-time legal expense associated with terminating a distributor contract. Office, rent and telephone decreased by $49,497 to $80,771 (Q3-2013 - $130,268). The decrease is due to a one-time expense and timing issue during Q3-2013. Office, rent and telephone should remain constant at $20,000 per month. During Q3-2014 shareholder, broker and investor relations expense increased by $70,734 to $163,173. Travel and meals decreased by $5,662 to $89,531 (Q3-2013 - $95,193).

Salaries and benefits and broker/agent’s fees

During Q3-2014, salaries and benefits and broker/agent’s fees decreased by $25,469 to $357,562 (Q3-2013 - $383,031). We expect to increase this cost during the remainder of the year as we hire additional regional and district managers and additional staff for the introduction of the re-formatted PULSE® Heart & Body Health functional beverages and the continued growth of Natural Cabana™ Coconut Water domestically and into Canada and Mexico.

Stock-based compensation

During Q3-2014, we had no further stock-based compensation cost from our stock options granted in 2012. We have no further unrecognized stock-based compensation cost to record. During Q3-2013 we had a reversal of stock-based compensation due mainly to the discontinuance of our equity incentive plan where we reversed out, during Q3-2013, $405,000 of accrued charges to the end of March 31, 2013 resulting in a negative $167,877 in stock-based compensation

Other Income (Expense)

During Q3-2014, we incurred an asset impairment charge of $55,996 for old inventory written-off. During Q3-2014 we received $1,850 (Q3-2013 - $3,647) of interest income from interest earned on our cash balances and long-term note receivable less interest expense of $746 (Q3-2013 - $433).

Net Loss

Net loss for Q3-2014 decreased by $66,778 to $669,596, or $0.01 per share, compared with a net loss for Q3-2013 of $736,374. Our net losses to date, for the most part, continues to be the result of a concentrated effort to establish and increase brand awareness; and establish and improve upon our extensive nationwide and international distribution systems. Our net losses are also due to the development of our brands including: Natural Cabana® Lemonade and Limeade and Coconut Waters and to secure distribution and chain store listings.

NINE MONTHS ENDED SEPTEMBER 30, 2014 (“2014”) AND 2013 (“2013”)

	2014 $	2013 $	Increase (Decrease) $

Gross Sales	3,198,935	3,379,815	(180,880)
Less: Promotional Allowances and Slotting Fees	(236,141)	(251,924)	(15,783)
Net Sales	2,962,794	3,127,891	(165,097)
Cost of Sales	1,994,117	2,026,118	(32,001)

Gross Profit	968,677	1,101,773	(133,096)

Expenses
Advertising, samples and displays	102,176	242,555	(140,379)
Freight-out	326,831	345,704	(18,873)
General and administration	1,264,257	1,183,804	80,453
Salaries and benefits and broker/agent’s fees	1,015,393	1,063,151	(47,758)
Stock-based compensation	166	394,845	(394,679)

Total Operating Expenses	2,708,823	3,230,059	(521,236)

Net Operating Loss	(1,740,146)	(2,128,286)	(388,140)

Total Other Income (Expense)	(51,828)	12,378	64,206

Net Loss	(1,791,974)	(2,115,908)	(323,934)

Net Sales

During 2014, gross revenues, on sales of 280,150 cases of Natural Cabana® Lemonade, Limeade and Coconut Water (2013 – 295,342), before slotting fees and other promotional allowances, decreased by $106,693 to $3,197,536 (2013 - $3,304,229).  Net sales during 2014 decreased by $165,097 to $2,962,794 (2013 - $3,127,891) after slotting fees and other promotional allowances of $236,141 or 7.4% of sales (2013 - $251,924 or 7.0% of sales). The reason 2014 results are lower than 2013 is due to Q1-2014 being one of the coldest, harshest winters in many decades, expectedly impacting sales of lemonade and retailers across the country. The last two quarters we have been catching up on sales.

Cost of Sales

Cost of sales for 2014 decreased by $32,001 to $1,994,117 (2013 – $2,026,118) due to a decrease in sales volume and increased cost of raw materials, mainly because of US anti-dumping petitions against Mexican sugar suppliers. As a percentage of net revenue, cost of sales for 2014 was 67.4% (2013 – 64.8%). Cost of sales includes raw materials, co-packing services and lab testing. There is increasing price pressure from suppliers of our raw materials. We continue to buy in volume where economically feasible.

Gross Profit

Gross profit for 2014 decreased by $133,096 to $968,677 (2013 - $1,101,773) due to a higher proportion increase in raw materials to the increase in sales during 2014. Gross profit for 2014 was 32.7% (2013 – 35.2%).

Expenses

Advertising, samples and displays

During 2014, advertising, samples, in-store demos and in-store display expenses decreased by $140,379 to $102,176 (2013 - $242,555). As a percentage of net sales, this expense was 3.4%, compared with 7.8% in 2013. This expense includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. We expect this expense to increase in proportion to increases in sales, mainly due to the introduction of Natural Cabana™ Coconut Water and the re-introduced PULSE® brand of Heart Healthy functional beverages, and due to an overall increase in distribution reach both in the United States and internationally. We expect this expense, as a percentage of sales, to be on average 5% of net revenue. During 2014 we made the decision to reduce in-store sampling and we did not require display racks, ice barrels, sell sheets, shelf strips and door decals at the same rate as 2013.

Freight-out

During 2014, freight-out decreased by $18,873 to $326,831 (2013 - $345,704) due to the decrease in case sales and because very few shipments were made to a large area of the United States because of bad weather during the early part of 2014. On a per case basis, freight-out increased by $0.04 per case to $1.17 (2013 - $1.13). This per case increase was due to higher freight costs and poor weather issues. We expect freight-out on a per case basis to decrease due to the lower shipping cost of Natural Cabana™ Coconut Water and the lower shipping cost of our PULSE® brand of Heart Healthy functional beverages.

General and administrative

General and administration expenses for 2014 and 2013 consist of the following:

	2014 $	2013 $	Increase (Decrease) $
Advisory, board and consulting fees	36,000	72,279	(36,279)
Amortization and depreciation	89,708	65,701	24,007
Legal, professional and regulatory fees	121,173	133,561	(12,388)
Office, rent and telephone	236,871	308,618	(71,747)
Research and development	34,596	-	34,596
Shareholder, broker and investor relations	435,214	300,412	134,802
Trade shows	41,723	10,350	31,373
Travel and meals	268,972	292,883	(23,911)

	1,264,257	1,183,804	80,453

During 2014, general and administrative expenses increased by $80,453 to $1,264,257 (2013 - $1,183,804). We reduced our advisory, board and consulting fees by $36,279 due to the reduction of one advisory board member. Amortization and depreciation increased by $24,007 due to the increased amortization of our property and equipment. Legal, professional and regulatory fees decreased by $12,388 to $121,173 (2013- $133,561). Office, rent and telephone decreased by $71,747 to $236,871 (2013 - $308,618). The decrease is due to a one-time expense and timing issue during 2013. Office, rent and telephone should remain constant at $20,000 per month. During 2014 shareholder, broker and investor relations expense increased by $134,802 to $435,214. Trade shows increased by $31,373 to $41,723 (2013 - $10,350) due to attending a number of additional financial and product trade shows during 2014. Travel and meals decreased by $23,911 to $268,972 (2013 - $292,883).

Salaries and benefits and broker/agent’s fees

During 2014, salaries and benefits and broker/agent’s fees decreased by $47,758 to $1,015,393 (2013 - $1,063,151). We expect this cost will increase during the remainder of the year as we hire additional regional and district managers and additional staff for the introduction of the re-formatted PULSE® Heart & Body Health functional beverages and the continued growth of Natural Cabana™ Coconut Water domestically and into Canada and Mexico.

Stock-based compensation

During 2014, we had recognized $166 of the remaining unrecognized stock-based compensation cost from our stock options granted in 2012. We have no further unrecognized stock-based compensation cost to record. During 2013 we had a reversal of stock-based compensation due mainly to the discontinuance of our equity incentive plan where we reversed out, during 2013, $405,000 of accrued charges.

Other Income (Expense)

During 2014, we incurred an asset impairment charge of $55,996 for old inventory written-off. During 2013 we incurred an asset impairment charge for manufacturing and display equipment that we no longer used. During 2014, we recognized a forgiveness of debt gain of $nil (2013 - $6,486). During 2014 we received $6,319 (2013 - $13,710) of interest income from interest earned on our cash balances and long-term note receivable less interest expense of $2,151 (2013 - $433).

Net Loss

Net loss for 2014 decreased by $323,934 to $1,791,974, or $0.04 per share, compared with a net loss for 2013 of $2,115,908, or $0.04 per share. Our net losses to date, for the most part, continue to be the result of a concentrated effort to establish and increase brand awareness; and establish and improve upon our extensive nationwide and international distribution systems. Our net losses are also due to the development of our brands including: Natural Cabana® Lemonade and Limeade and Coconut Waters and to secure distribution and chain store listings.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the nine months ended September 30, 2014, our cash position decreased by $1,609,216 to $165,778, and our working capital position decreased by $1,515,746 to $1,672,796. We have no long-term debt. As at September 30, 2014, our working capital consisted of: cash of $165,778; customer accounts receivable of $772,999, net of an allowance for bad debts of $13,680; other receivables of $27,963, inventories of $1,259,859 (including finished product of $571,841, deposits towards finished goods to be manufactured of $67,706, work in process of $15,122, and raw materials of $605,190); and other current assets of $133,857. Our accounts payable were $687,659.

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2014 (“2014”) and 2013 (“2013”):

	2014 $	2013 $
Net cash used in operating activities	(1,626,459)	(2,300,228)
Net cash used in investing activities	(32,757)	(88,168)
Net cash provided by financing activities	50,000	4,058,600
Net increase (decrease) in cash	(1,609,216)	1,670,204

Cash Used in Operating Activities

During 2014, we used $1,626,459 (2013 - $2,300,228) in operating activities. This was made up of the net loss of $1,796,059 (2013 - $2,115,908), less adjustments for non-cash items such as: shares and options issued for services of $221,166 (2013 - $666,628), asset impairment charge of $55,996 (2013 - $7,385), and amortization and depreciation of $89,708 (2013 - $65,701), all totaling $366,870 (2013 - $739,714). After non-cash items, the net loss was $1,429,189 (2013 - $1,376,194). We used $197,270 (2013 - $809,342) in net increases in operating assets and liabilities. We used $369,563 (2013 - $601,359) due to an increase in accounts receivable, and $124,506 (2013 - $487,866) due to increases in inventory levels. We received $286,241 (2013 - $222,537), due to credit extended by our suppliers resulting in increases in accounts payable. We received $6,473 from an increase in prepaid expenses (2013 – $57,346).

Cash Used in Investing Activities

During 2014, we used $32,757 for investing activities. A total of $26,139 was spent on trademarking and $10,566 on Pulse® formula documentation and approvals. We received $3,949 in principal repayments against our long-term loan receivable.

During 2013 we used $88,168 in investing activities. We spent $36,240 on die cuts, coolers, office equipment and a two delivery vans. We spent $12,892 on formulation costs associated with bringing PULSE® into commercial production. These costs were associated with third party lab testing and consultants to document and review our PULSE® formulas. We also spent $14,805 advancing our trademarks for PULSE® and Natural Cabana® and we spent $28,025 to develop and launch a new website including on-line shopping capabilities.

Cash Provided by Financing Activities

During 2014, we received $50,000 from subscription proceeds. Terms of the subscription are subject to terms of a new private equity offering currently being completed.

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

Additional Capital

As a result of our operating losses, we will need additional capital. We have more than 20 million warrants outstanding to purchase up to 20 million common shares at an average exercise price of $0.62 per common share, which could, if exercised, raise us in excess of $12.5 million. We have no assurance, however, that we will ever see this additional money, as the warrant holders must first choose to exercise their warrants.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at September 30, 2014, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Robert Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014. Based on that evaluation, it was concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 1, 2014, we issued 150,000 common shares having a fair value of $72,000 pursuant to a service agreement;

On September 29, 2014, we issued 100,000 common shares having a fair value of $36,000 pursuant to a service agreement.

Subsequent to September 30, 2014, we issued the following securities in unregistered transactions:

On October 1, 2014, we issued 100,000 common shares having a fair value of $36,000 pursuant to a service agreement.

On October 22, 2014, we issued 500,000 common shares having a fair value of $150,000 pursuant to a service agreement.

On October 1, 2014, we issued 100,000 common shares having a fair value of $26,000 pursuant to a service agreement.

We relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) in connection with issuance of these securities.  The persons who acquired these securities were “sophisticated investors” and were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these securities acquired them for their own accounts. The certificates representing the shares of common stock will bear restricted legends providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration under the Securities Act. No commission was paid to any person in connection with the issuance of these securities.

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

THE PULSE BEVERAGE CORPORATION

Date: November 14, 2014	BY:	/s/ Robert Yates
Robert Yates, President, Chief Executive, Financial and Operating Officer, and Treasurer (Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)