Form 10-K
period 2014-12-31
Pulse Beverage Corp
filed 2015-03-31
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Yes  [  ]   No  [X]

As of the last business day of the second fiscal quarter, June 30, 2014, the aggregate market value of common stock held by non-affiliates was approximately $21,150,000 using the closing price on that day of $0.45.

As of March 31, 2015, there were 64,326,037 shares of the Company’s common stock issued and outstanding.

Documents Incorporated by Reference: None.

THE PULSE BEVERAGE CORPORATION

ANNUAL REPORT ON FORM 10K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of March 31, 2015. Our actual results, performance or achievements could differ materially from historical results as well the results expressed in, anticipated or implied by these forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In particular, our business, including our financial condition and results of operations, may be impacted by a number of factors, including, but not limited to, the following:

  Our ability to successfully execute on our 2015 operating plan;
  Our ability to establish new, and maintain existing distribution arrangements with distributors, retailers, brokers and regional and national retail accounts, most of whom sell and distribute competing products, and whom we rely upon to employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, on which our business plan and future growth are dependent in part;
  Our ability to successfully introduce our PULSE® Heart & Body Health brand of functional beverages, including our sales and marketing strategies relating to the distribution and sales at a retail level;
  Our continued ability to secure store listings, obtain favorable placement within each store and increase case sales through promotions with respect to Natural Cabana® Lemonade, Limeade and Coconut Water;
  Our ability to raise capital through an asset-backed lending arrangement at suitable terms;
  Our continued ability to use our working capital resources to efficiently finance the growth of our business, including building inventory levels and financing receivables from our customers and then to generate sufficient cash flow from operations to preserve our existing cash resources;
  Our continued ability to manage our inventory levels and to predict the timing and amount of our sales;
  Our reliance on third-party contract manufacturers of our products, which could make management of our marketing and distribution efforts inefficient or unprofitable;
  Our continued ability to secure a continuous supply of raw materials, as well as other factors affecting our supply chain;
  Rising raw material and freight costs, as well as freight capacity issues, which may have an adverse impact on our operations;
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

PART I

ITEM 1. BUSINESS

Our Business

We are a Colorado based innovative beverage company formed in 2011 by beverage industry veterans for the purpose of exploiting niche markets in the beverage industry. We have developed, in-house, two great tasting, refreshing, low-calorie natural beverage brands: Natural Cabana® Lemonade, Limeade and Coconut Water and PULSE® Heart & Body Health functional beverages. We introduced our Natural Cabana® Lemonade in 2012 and since then have developed a multi-national comprehensive distribution system through more than 150 distributors in 48 States, Canada, Mexico, Panama, Bermuda and Ireland. By establishing a multi-national distribution system, Pulse has secured more than 20,000 listings for its Lemonades/Limeades and more than 5,000 listings for its Coconut Waters with regional and national grocery and convenience chain stores such as: Albertsons/Safeway, Walmart, Kroger/Fred Meyer/Ralphs, Kmart, Circle K, Walgreens, 7-Eleven, Whole Foods, H-E-B, Hy-Vee Supermarket, Save Mart Supermarkets, Hannaford, Food City, Raley's Supermarkets, Price Chopper Supermarkets, WinCo Foods, and Gelson’s Supermarket.

We have been in operation with our first product, Natural Cabana® Lemonade, for three years. We expanded this brand into Limeade, which started selling in January, 2014, and into Coconut Water, which started selling in March, 2014. Our PULSE® Heart & Body Health brand of functional beverages, originally developed by Baxter Healthcare, will be introduced and marketed in a new, non-gender-specific formulation with increased flavor profiles. We believe the new formulation will have significantly wider distributor, buyer and consumer appeal. We completed the re-design and upgraded the flavor profiles of PULSE® Heart & Body Health. Using our well established and comprehensive distribution system, we will more easily be able to introduce PULSE® Heart & Body Health into our existing distribution system through natural beverage distributers such as: United Natural Food, Inc. and Nature’s Best, the two largest natural food distributors. Existing distributors and chain stores are being made aware of the health benefits and introduction of PULSE® Heart & Body Health. Our first major chain store to take on PULSE® Heart & Body Health is a 157 store neighborhood market specializing in high-end unique products. This chain operates in California, Arizona and Nevada.

We currently develop, produce, market, sell and distribute our brands through our strategic regional and international distribution system, which includes over 85% Class “A” distributors such as Sysco, The Sygma Network, Core-Mark, Snyder’s-Lance, UNFI and distributors for Anheuser Busch, Miller Coors, Pepsi, Coca-Cola, RC/7-Up, and Cadbury Schweppes.

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

Overview and Mission

Our mission is to be one of the market leaders in the development and marketing of natural and functional beverage products that provide real health benefits to a significant segment of the population and are convenient and appealing to consumers. We have an experienced management team of beverage industry executives that have strong relationships in the industry and have successfully launched and/or managed the distribution for more than twenty-five major brands over the past twenty two years.

Non-carbonated beverages divide into a number of categories, including energy and sports drinks, teas, juices, lemonades, bottled water, coconut water and functional beverages. These beverage categories include a host of products that are fortified with vitamins, minerals and dietary supplements. PULSE® Heart & Body Health is targeted at the functional/nutritional beverage segment. Our goal is to evolve the functional/nutritional beverage category into more of a focus on providing true and meaningful health and wellness benefits in a convenient and good tasting format.

Products

Natural Cabana® Lemonade and Limeade

Natural Cabana® Lemonade is a line-up of refreshing, all-natural, “good-for-you”, ready-to-drink lemonades in a 20oz glass bottle in five flavors: Natural, Blueberry, Cherry, Strawberry and Mango. In January, 2014 we introduced Natural Cabana® Limeade in two flavors: Raspberry and Lime. Natural Cabana® Lemonade and Limeade are refreshing, all-natural, low-calorie ready-to-drink lemonades and limeades that contain no artificial sweeteners or coloring with significant reduction in calories than competing beverages and 60 calories and 19 grams of sugar per 8 oz. serving. Lemonade is America’s second favorite juice drink being consumed by 89% of juice drinkers and preferred by 56% of all teenagers to other juices. Lemonades and limeades are part of a high-growth market with few entrants. There is only one other all-natural lemonade in the marketplace that is offered in a smaller 16oz glass format. We are positioning Natural Cabana® as natural complements to food in an effort to broaden its appeal. We believe that the lemonade market is well established and that there is an immediate demand in North America and internationally.

Natural Cabana® Lemonade and Limeade are targeted at the lemonade and limeade beverage segment to attract lemonade and fruit juice beverage drinkers of all ages, in particular the beverage consumers desiring a lower calorie, all natural, thirst quenching beverage for enjoyment and rehydration. Nationally, only a handful of companies market ready-to-drink lemonades. We believe Natural Cabana® Lemonade and Limeade has competitive advantages over existing lemonade brands as follows: offered in a large format 20oz glass bottle, has 60 calories per 8oz. serving compared to over 100 calories of most competing beverages and is made of 100% all natural ingredients. The fact that Natural

Cabana® Lemonade and Limeade contains no preservatives or artificial sweeteners means that they can be sold in health food stores such as Whole Foods, GNC Live Well, Vitamin Cottage, Sunflower and others. The following is a summary of our competition in the lemonade segment:

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

Natural Cabana® Coconut Water

We introduced Natural Cabana®Coconut Water and Natural Cabana®Pineapple Coconut Water, in March, 2014 as a major line extension to our Natural Cabana® Lemonade and Limeade.

The rapidly emerging coconut water category has nearly doubled in revenue every year since 2005 according to the Wall Street Journal, and targeting consumer trends – “healthy” and “natural.” Dubbed “Mother Nature’s Sports Drink,” it is made from the highest quality coconuts from Thailand. High in electrolytes, naturally fat and cholesterol-free, coconut water is an excellent source of hydration, and contains healthy ingredients including calcium, potassium and magnesium. Natural Cabana® Coconut Water debuted at a price lower than its competitors and, according to informal customer surveys, is the best-tasting coconut water in the market.

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

PULSE® Heart & Body Health brand of functional beverage

PULSE® Heart & Body Health brand of functional beverage (“PULSE®”) is an effective nutritional supplement for those seeking a healthy lifestyle. It is a natural beverage product that is high in antioxidants, selenium, Vitamin C and soluble fiber. Drinking one bottle has more fiber than two and half servings of oatmeal. It is bottled without preservatives and in three naturally sweetened great tasting flavors: Pomegranate/Blackberry, Pear/Peach and Strawberry/Grapefruit. Pulse® Heart & Body Health formula contains safe and effective levels of important ingredients to support the health of our heart and cardiovascular and immune systems.

Our 500ml glass bottle packaging is vibrant and convenient and is water-based, which gives rise to our trademark: “PULSE: Nutrition Made Simple®.” The nutrients contained in PULSE® are backed by research and are scientifically demonstrated to promote health in each targeted health platform. The nutritional ingredients were specifically selected to provide the nutrition necessary to achieve targeted health benefits using patented liposome nano-dispersion technology that introduces the ingredients into PULSE® in a format that allows the body to absorb the nutrients. We own all the formulations, rights and trademarks relating to the PULSE® brand of functional beverages and specifically we own the right to use the following Side Panel Statement for PULSE® Heart Healthy: “Formulation developed under license from Baxter Healthcare Corporation”. This right is in perpetuity without royalties. All PULSE® labels contain structure/function claims that are followed by an * disclosing the following: This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.

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

International market development – The expansion into international markets with our Natural Cabana® Lemonade and Limeade and Coconut Water, together with the introduction of PULSE® Heart & Body Health functional beverages, remains a key value driver for our growth.

Cost Management – The principal focus of controlling cost inputs will continue to center around reducing input supply and production costs on a per-case basis, including raw material costs and co-packing fees. The reduction of days to collect accounts receivable and converting raw materials into finished goods and finished goods into accounts receivable remain a key area of focus.

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

Gross and net sales, gross profits, contribution to fixed expenses, operating income, net income and net income per share represent key measurements of the above value drivers. These measurements will continue to be a key management focus in 2015. See “Results of Operations” for a complete discussion of our current and future business.

Growth Strategy

We launched our Natural Cabana® Lemonade ahead of PULSE® Heart & Body Health in order to establish a comprehensive nationwide and international distribution system. Lemonades are widely considered to be understood by beverage consumers as compared to a highly nutritional functional beverage product such as PULSE® Heart & Body Health, which requires more education at the distribution and retail level.

Our growth strategy includes:

-	completing a strategic acquisition of a successful emerging “good-for-you” beverage brand;
-	expanding our US distribution reach in order to service national chain stores
-	expanding our brands in Canada to include Coconut Water and PULSE;
-	rolling out our national sales strategy in Mexico with our Cabana Lemonade, Limeade and Coconut Water;
-	increase awareness of our Natural Cabana® Coconut Water brand in the United States and Canada;
-	successfully launching our re-designed and upgraded taste profile PULSE® Heart & Body Health functional beverages;
-	securing additional chain, convenience and key account store listings for all our brands nationwide and internationally;
-	increasing our direct-to-consumer online shopping;
-	focusing on full service Class “A” distributors;
-	focusing on placing our products in cold sets vs grocery isles;
-	expanding our PULSE® brand by developing new proprietary formulations;
-	completing the development of a third branded product that will compete in an additional segment of the beverage market; and
-	upgrading onto the OTCQX in the short-term and obtaining a NASDAQ or NYSE MKT listing for our shares in the long-term.

Expansion into Mexico:

We secured an agreement with an established Mexico distributor in February, 2015 to distribute Natural Cabana® Lemonade/Limeade (“Limonada”) and Coconut Water to key accounts obtained over the past few months. This distributor has been in business for more than 60 years and has more than 1,000 employees with distribution points in every major city in Mexico and distribution routes to almost all retail outlets. Our Mexico operations are headed by Carlos Villarreal. Mr. Villarreal was responsible for the Mexico introduction and distribution of Monster Energy Drink® in 2004 and led the expansion across all of Mexico up until June, 2010. Mr. Villarreal has worked with leading brands such as Dr. Pepper Snapple and Miller, among others, in their entry/distribution strategies. He has also served as a Director for Anheuser-Busch and for Grupo Modelo (Corona) in the U.S. and Mexico.

Expansion into Canada:

We secured a distribution agreement with Unique Foods (Canada) Inc. (“Unique Foods”) in September, 2014 to distribute Natural Cabana® Coconut Water throughout Canada. Unique Foods is headquartered in Montreal, Canada with an established presence in Atlantic and Western Canada, Ontario and Quebec through coordinators and multiple independent regional distributors. Unique Foods is a leading importer of premium beverage brands such as: Stewart’s Old Fashioned Sodas, Cascade Ice™, Hype Energy™, AQUAhydrate™ and ACTIVATE® Vitamin Drinks.

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

Industry watchers are particularly confident about the prospect for drinks that are functional and that offer therapeutic benefits and as such capitalize on the public’s growing interest in products that promise to improve health. Although we will face competition in our bid for market share, we believe, based on market research, that our products, strong packaging, unique formulations and promotions will induce early trial and in the course of two years build a widespread and loyal following. We also believe that our products will have strong appeal in Europe and the Pacific Rim, in particular, China. Key drivers of the Chinese beverage market include rising inflows of foreign direct investment, growing levels of consumer spending power, an increasingly health conscious consuming public and the Chinese government’s market-focused economic policy.  We believe our products will be accepted in China because of China’s growing desire for healthy products and its growing middle class and its interest in brands that come from North America.

Distribution Systems

Our distribution systems are comprised of the following types of distributors:

Direct Store Delivery (“DSD”)

DSDs primarily distribute beverages, chips, snacks and milk and provide pre-sales, delivery and merchandising services to their customers. Service levels are daily and weekly and they require 25% to 30% gross profit from sales to their customers. As of March 31, 2015, we maintained a network of more than 150 distributors in over 48 states in America, nine provinces in Canada, Panama, Mexico, Bermuda and Ireland. We grant these independent distributors the exclusive right in defined territories to distribute finished cases of one or more of our products through written agreements. These agreements typically include compensation to those distributors in the event we provide product directly to one of our regional retailers located in the distributor’s region. We are also obligated to pay termination fees for cancellations of most of these written distributor agreements, which have terms generally ranging from one to three years. We have chosen, and will continue to choose, our distributors based on their perceived ability to build our brand franchise in convenience stores and grocery stores.

Direct to Retail Channel (“Warehouse Direct”)

We have secured listings with large retail convenience store and grocery store chains where we ship direct to the chain stores warehousing system.  Retailers must have warehousing and delivery capabilities. Services to retailers are provided by an assigned broker, approved by us, to oversee pre-sale and merchandising services. Our direct to retail channel of distribution is an important part of our strategy to target large national or regional restaurant chains, retail accounts, including mass merchandisers and premier food-service businesses. Through these programs, we negotiate directly with the retailer to carry our products, and the account is serviced through the retailer’s appointed distribution system. These arrangements are terminable at any time by these retailers or us, and contain no minimum purchase commitments.

Production Facilities

We outsource the manufacturing and warehousing of our products to independent contract manufacturers (“co-packers”). We purchase our raw materials from North American suppliers which deliver to our third party co-packers. We currently use three co-packers located in Forest Grove, Oregon and Marion, Virginia to manufacture and package our products. Having two strategically located co-packers reduces our shipping rates and transport times. We intend to identify co-packers in Texas, Canada, Europe, and Asia to support the expansion of our products in those markets and Mexico. Once our products are manufactured, we store finished product in a warehouse adjacent to each co-packer or in third party warehouses. Our co-packers were chosen on the basis of their proximity to markets covered by our distributors. Most of the ingredients used in the formulation of our products are off-the-shelf and thus readily available. No ingredient has a lead time greater than two weeks. Other than minimum case volume requirements per production run for most co-packers, we do not have annual minimum production commitments with our co-packers. Our co-packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs.

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

Quality Control

To ensure that the flavor profiles and nutritional platforms of our products meet the needs of consumers’ taste, health and life-style, we contract the services of Catalyst Development Inc. (“Catalyst”), a beverage product development firm located in Burnaby, BC, Canada. Catalyst developed the formulations for PULSE® under license, for Baxter Healthcare Corporation. Catalyst’s owner, Ron Kendrick, is our Chief of Product Development and oversees our beverage development, inventory supply chain, and quality assurance through his team of three persons. Our product development team has ensured PULSE® is a lower calorie, great tasting functional beverage that provides the benefits we claim on PULSE® labels. We use a hot-fill process of production to allow the PULSE® product to have all natural ingredients without the use of preservatives.

We are committed to building products that meet or exceed the quality standards set by the U.S., Canadian and Mexico governments. Our products are made from high quality all natural ingredients. We ensure that all of our products satisfy our quality standards. Contract manufacturers are selected and monitored by our own quality control representatives in an effort to assure adherence to our production procedures and quality standards. Samples of our products from each production run undertaken by each of our contract manufacturers are analyzed and categorized in a reference library. The manufacturing process steps include source selection, receipt and storage, filtration, disinfection, bottling, packaging, in-place sanitation, plant quality control and corporate policies affecting quality assurance. In addition, we ensure that each bottle is stamped with a production date, time, and plant code to quickly isolate problems should they arise.

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

New Product Development

Our product philosophy will continue to be based on developing products in those segments of the market that offer the greatest chance of success such as health, wellness and natural refreshment, and we will continue to seek out underserved market niches. We believe we can quickly respond, given our technical and marketing expertise, to changing market conditions with new and innovative products. We are committed to developing products that are distinct, meet a quantifiable need, are proprietary, lend themselves to at least a 30% gross profit, project a quality and healthy image, and can be distributed through existing distribution channels. We are identifying brands of other companies with a view to acquiring them or taking on the exclusive distribution of their products.

Intellectual Property

We acquired all of the property and equipment, formulations, rights and trademarks associated with PULSE® from Health Beverage, LLC pursuant to an Asset Purchase Agreement that closed on January 31, 2011.

We own the following intellectual property:

-	the right from Baxter Healthcare Corporation to use the following side panel (label) statement for PULSE® Heart & Body Health™: “PRODUCT FORMULATION DEVELOPED UNDER LICENSE FROM BAXTER HEALTHCARE CORPORATION”;
-	water-based beverage formulations, specifications, manufacturing methods and related Canadian and US unregistered trademark for PULSE® - Heart Healthy™. These trademarks are current in that they are being used currently and will not expire as long as we continue to use them;
-	registered trademarks: “PULSE” – USA & CANADA (a water-based beverage) U.S. No. 2698560, Canada: TMA 622,432 and “PULSE: NUTRITION MADE SIMPLE” – USA ONLY. U.S. No. 2819813. In general, trademark registrations expire 10 years from the filing date or registration date, with the exception in Canada, where trademark registrations expire 15 years from the registration date. All trademark registrations may be renewed for a nominal fee; and
-	the trademark Natural Cabana® in connection with our Natural Cabana® Lemonade, Limeade and Coconut Water.

We consider our trademarks, trade secrets and the license right described above to be of considerable value and importance to our business.

Segment Information

We have one operating segment: Non-carbonated beverages; and one reportable geographic segment: North America.

Research and Development

During the year ended December 31, 2015 we spent $55,674 on research and development costs associated with the changing of PULSE® brand of functional beverages from gender specific formulations to a new, non-gender specific formulation. We believe the new formulation will have significantly wider consumer appeal.

Seasonality

Our sales are seasonal and we experience fluctuations in quarterly results as a result of many factors. Historically, we have generated a greater percentage of our revenues during the warm weather months of April through September. Timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another. As a result, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the entire fiscal year.

Employees

As of December 31, 2014, we had twenty-six employees/consultants, including Robert E. Yates, who serves as our President and Principal Executive, Financial and Accounting Officer.

ITEM 1A. RISK FACTORS

An investment in our common stock is risky. You should carefully consider the following risks, as well as the other information contained in this Form 10-K, before investing. If any of the following risks actually occur, our business, business prospects, financial condition, cash flow and results of operations could be materially and adversely affected. In this case, the trading price of our common stock could decline, and you might lose part or all of your investment. We may amend or supplement the risk factors described below from time to time by other reports we file with the SEC in the future.

Risk Factors Relating to Our Company and Our Business

We rely on key members of management, the loss of whose services could adversely affect our success and development.

Our success depends to a certain degree upon key members of our management. These individuals are a significant factor in our growth and ability to meet our business objectives. We have an experienced management team of beverage industry executives who have successfully launched and/or managed the distribution for more than twenty-five major brands over the past twenty years. They have strong relationships with distributors and buyers who supply thousands of retail outlets, supermarkets and convenience stores. The loss of our key management personnel could slow the growth of our business, or cause us to cease operations, which may result in the total loss of an investment in our securities.

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

Our independent distributors are not required to place minimum monthly or annual orders for our products. In order to reduce inventory costs, independent distributors endeavor to order products from us on a “just in time” basis in quantities, and at such times, based on the demand for the products in a particular distribution area. Accordingly, there is no assurance as to the timing or quantity of purchases by any of our independent distributors or that any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have in the past. In order to be able to deliver our products on a timely basis, we need to maintain adequate inventory levels of the desired products, but we cannot predict the number of cases sold by any of our distributors. If we fail to meet our shipping schedules, we could damage our relationships with distributors and/or retailers, increase our shipping costs or cause sales opportunities to be delayed or lost, which would unfavorably impact our future sales and adversely affect our operating results. In addition, if the inventory of our products held by our distributors and/or retailers is too high, they will not place orders for additional products, which would also unfavorably impact our future sales and adversely affect our operating results.

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

Second, our dependence on national and regional retail chains may result in pressure on us to reduce our pricing to them or allow significant product discounts. Any increase in our costs for these retailers to carry our product, reduction in price, or demand for product discounts could have a material adverse effect on our profit margin.

Finally, our direct to retailer distribution arrangements may have an adverse impact on our existing relationships with our independent regional distributors, who may view our direct to retailer accounts as competitive with their business, making it more difficult for us to maintain and expand our relationships with independent distributors.

We rely on independent contract manufacturers of our products, and this dependence could make management of our marketing and distribution efforts inefficient or unprofitable.

We do not own the plants or the equipment required to manufacture and package our beverage products, and do not directly manufacture our products but instead outsource the manufacturing process to independent contract manufacturers (co-packers). We do not anticipate bringing the manufacturing process in-house in the future. Currently, our products are prepared, bottled and packaged by two primary co-packers. Our ability to attract and maintain effective relationships with contract manufacturers and other third parties for the production and delivery of our beverage products in a particular geographic distribution area is important to the success of our operations within each distribution area. Competition for contract manufacturers’ business is intense, especially in the western U.S., and this could make it more difficult for us to obtain new or replacement manufacturers, or to locate back-up manufacturers, in our various distribution areas, and could also affect the economic terms of our agreements with our manufacturers. Our contract manufacturers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We may not be able to maintain our relationships with current contract manufacturers or establish satisfactory relationships with new or replacement contract manufacturers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract manufacturers for a distribution area could increase our manufacturing costs and thereby materially reduce profits realized from the sale of our products in that area. In addition, poor relations with any of our contract manufacturers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition.

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

The recent volatility in the global oil markets has resulted in unstable fuel and freight prices. Our shipping costs, and particularly fuel surcharges charged by our freight carriers, have been increasing and we expect these costs may continue to increase. Energy surcharges on our raw materials may continue to increase. Due to the price sensitivity of our products, we do not anticipate that we will be able to pass all of these increased costs on to our customers.

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

Because we have losses since inception it is difficult to evaluate your investment in our stock.

We have been operating since February 15, 2011 and in production since September 22, 2011 and have not yet achieved positive cash flow from operations or profitability. We have generated start-up losses to date while we build our distribution network, which could adversely affect our stock price. For the period from inception through December 31, 2014, we have accumulated losses in excess of $10.5 million. We face a number of risks encountered by emerging stage companies, including our need to obtain long-term sources of financing, and our need to manage expanding operations. Our business strategy may not be successful, and we may not successfully address these risks. If we are unable to achieve profitable operations, investors may lose their entire investment in us.

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

Our future success also depends upon our ability to address potential market opportunities while managing expenses. This need to manage our expenses will place a significant strain on our management and operational resources. If we are unable to manage our expenses effectively, our business, results of operations and financial condition will be materially and adversely affected.

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

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us. If we do not pay dividends, our common stock may be less valuable.

Our stock price is volatile and you may not be able to sell your shares for more than what you paid.

Our stock price has been subject to significant volatility, and you may not be able to sell shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to fluctuations in the past. During the year ended December 31, 2014, our common stock traded at prices as low as $0.12 per share and as high as $0.81 per share.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive offices are located at 11678 N Huron Street, Northglenn, Colorado 80234. We lease these facilities on a month-to-month basis at a cost of $5,500 per month. We lease warehouse space located in Denver for $1,750 per month, Colorado and we sub-lease product development space located in Burnaby, BC, Canada at a cost of $1,300 per month. We believe these facilities are suitable for our current needs.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may be involved in legal proceedings from time to time. As of March 31, 2015, there were no known legal proceedings against us. No governmental agency has instituted proceedings, served, or threatened us with any complaints.

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

Fiscal Year Ended December 31, 2014:

	High	Low
First Quarter	$0.81	$0.44
Second Quarter	$0.69	$0.40
Third Quarter	$0.48	$0.32
Fourth Quarter	$0.37	$0.12

Fiscal Year Ended December 31, 2013:

	High	Low
First Quarter	$1.47	$0.66
Second Quarter	$1.45	$0.79
Third Quarter	$1.15	$0.78
Fourth Quarter	$0.84	$0.40

The closing price of our common stock on the OTC BB on March 27, 2015 was $0.17 per share.

Number of Shareholders

As of March 31, 2015 there were 64,326,037 shares of our common stock issued and outstanding and approximately 3,000 shareholders. The transfer agent of our common stock is V-Stock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11958.

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

Stock Repurchases

There were no shares repurchased during the fourth quarter of 2014.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2014, we issued the following securities in unregistered transactions:

On October 1, 2014 we issued 100,000 common shares having a fair value of $36,000 pursuant to a services agreement. We relied on exemptions from registration under Section 4(2) of the Securities Act.

On October 31, 2014 we issued 100,000 common shares having a 0air value of $26,000 pursuant to a services agreement. We relied on exemptions from registration under Section 4(2) of the Securities Act.

On December 15, 2014 we issued 2,000,000 common shares having a fair value of $230,000 pursuant to a services agreement. We relied on exemptions from registration under Section 4(2) of the Securities Act.

We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of the shares listed above. The persons who acquired these securities were sophisticated investors who were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons acquired these securities for their own accounts. The shares cannot be sold unless pursuant to an effective registration statement or an exemption from registration.  No commissions were paid to any person in connection with the issuance of these securities.

Subsequent Sales of Unregistered Securities

Subsequent to December 31, 2014, we issued the following securities in unregistered transactions:

On March 27, 2015 we issued 10,050,000 Units at a price of $0.10 per Unit to six US accredited investors and eleven foreign accredited investors for cash proceeds of $1,005,000. Each Unit consisted of one common share and one-half of a warrant. Each whole warrant entitles the holder to purchase one additional common share at a price of $0.20 per share at any time on or before March 10, 2016. For the six US accredited investors we relied on exemptions from registration under the Securities Act provided by Rule 506. For the eleven foreign accredited investors we relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act as these securities were issued to foreign investors in offshore transactions, based upon representations made by such investors.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion that follows is derived from our audited balance sheets as of December 31, 2014 and 2013 and the audited statements of operations and cash flows for the years ended December 31, 2014 (‘2014”) and December 31, 2013 (“2013”).

Statement of Operations

	2014	2013	Increase (Decrease)
Gross Sales	$3,802,136	$3,719,890	$82,246
Less: Promotional allowances and slotting fees	(438,821)	(390,465)	30,356
Net Sales	3,363,315	3,329,425	51,890
Cost of Sales	2,402,869	2,271,271	131,598

Gross Profit	960,446	1,058,155	(79,709)

Expenses
Advertising, samples and displays	136,971	289,440	(152,469)
Freight-out	391,242	366,536	24,706
General and administration	1,597,243	1,475,915	121,328
Research and development	55,674	101,976	(46,302)
Salaries and benefits and broker/agent’s fees	1,401,742	1,418,982	(17,240)
Stock-based compensation	166	494,204	(494,038)

Total Operating Expenses	3,583,039	4,147,053	(564,014)

Net Loss from Operations	(2,622,593)	(3,088,898)	(484,305)

Total Other Expenses	(108,733)	(93,363)	15,370
Net Loss	($2,731,326)	($3,182,261)	($468,935)

Net Sales

We introduced our Natural Cabana® Lemonade in 2012 and since then have developed a multi-national comprehensive distribution system through more than 150 distributors in 48 States, Canada, Mexico, Panama, Bermuda and Ireland. By establishing a multi-national distribution system, we have secured, in three years, more than 20,000 listings for our Lemonades/Limeades and more than 5,000 listings for our Coconut Water. Some of the more notable regional and national grocery and convenience chain stores are: Albertsons/Safeway, Walmart, Kroger/Fred Meyer/Ralphs, Kmart, Circle K, Walgreens, 7-Eleven, Whole Foods, H-E-B, Hy-Vee Supermarket, Save Mart Supermarkets, Hannaford, Food City, Raley's Supermarkets, Price Chopper Supermarkets, WinCo Foods, and Gelson’s Supermarket.

We have been in operation with our first product, Natural Cabana® Lemonade, for three years. We expanded this brand into Limeade, which started selling in January, 2014, and into Coconut Water, which started selling in March, 2014. Our PULSE® Heart & Body brand of functional beverages, originally developed by Baxter Healthcare, will be introduced and marketed in a new, non-gender-specific formulation with increased flavor profiles. We believe the new formulation will have significantly wider distributor, buyer and consumer appeal.

Due to extended extreme cold weather during the first quarter of 2014 through much of our US sales territory our first quarter sales were down 28% from the comparable period in 2013. However, our overall 2014 fiscal year was up compared to fiscal 2013 due to our fourth quarter sales which were up 70% over the comparable quarter in 2013. This turnaround was due to the extension of our Natural Cabana® brand into Limeade and Coconut Water. Our Lemonade/Limeade sales were 39% more than the comparable period in 2013.

We currently develop, produce, market, sell and distribute our brands through our strategic regional and international distribution system, which includes over 85% Class “A” distributors such as Sysco, The Sygma Network, Core-Mark, Snyder’s-Lance, UNFI and distributors for Anheuser Busch, Miller Coors, Pepsi, Coca-Cola, RC/7-Up and Cadbury Schweppes.

During 2014 gross revenues, on sale of 334,543 cases (2013 – 326,836 cases) of Natural Cabana® Lemonade/Limeade and Coconut Water, before slotting fees and other promotional allowances, increased by $164,263 to $3,802,136 (2013 - $3,637,873). During 2014 our gross revenues, on sale of nil (2013 – 6,040) of PULSE®, before slotting fees and other promotional allowances, was $nil (2013 - $82,017). Net sales for all products were $3,363,315 (2013 - $3,329,425) after slotting fees and other promotional allowances of $438,821 (2013 - $390,465). During 2014 promotions and slotting increased by 1% to 11.5% (2013 – 10.5%), as a percentage of gross revenues. This increase is due to one-time slotting fees. We do not intend on paying slotting fees in 2015 unless the economic benefit is considered to be of value to us.

We expect net sales to increase as we expand our markets internationally into Mexico and Canada. We secured an agreement with an established Mexico distributor in February, 2015 to distribute Natural Cabana® Lemonade, Limeade and Coconut Water to key accounts secured over the past few months. They will initially distribute Natural Cabana® Coconut Water to more than 2,800 stores in Mexico including: Soriana, H-E-B, 7-11, Calimax, Circlulo K, Dax, Smart & Final, and Farmacia Roma. We are currently in the process of fulfilling the first order for Coconut Water sourced from our new Asian manufacturer. This order should be available for distribution during the first week of May. This new coconut water was widely taste-tested and paneled and the consensus of opinion was that it better suits the palette of North American coconut water consumers. We are planning to produce Natural Cabana® Lemonade/Limeade (“Limonada”) in a 16oz glass bottle format in a newly sourced co-packer in Texas. Our distributor will initially distribute Natural Cabana® Coconut Water to more than 2,800 stores in Mexico including: Soriana, H-E-B, 7-Eleven, Calimax, Circlulo K, Dax, Smart & Final, and Farmacia Roma.

We secured a distribution agreement with Unique Foods (Canada) Inc. in September, 2014 to distribute Natural Cabana® Coconut Water throughout Canada. Unique Foods (Canada) Inc. is headquartered in Montreal, Canada with an established presence in Atlantic and Western Canada, Ontario and Quebec through coordinators and multiple independent regional distributors.

Cost of Sales

Cost of sales includes raw materials, co-packing services and lab testing. Cost of sales for 2014 increased by $131,598 to $2,402,869 (2013 – $2,271,271). As a percentage of net revenue, cost of sales for 2014 increased by 2.9% to 71.1% (2013 – 68.2%). This increase was due to an increase in certain raw materials and co-packing fees and our product mix. The landed cost to manufacture Natural Cabana® Coconut Water in Thailand and ship it to ports and ultimately third party warehouses was a higher per case cost than producing Natural Cabana® Lemonade/Limeade at co-packers in Oregon and Virginia. We expect all cost variables to decrease as we source raw materials at a lower cost because of volume discounts, ship our product within a 500 mile radius of our co-packers, add additional co-packers and due to significantly lower cost coconut water sourced from our new manufacturer in Asia.

Gross Profit

Gross profit for 2014 decreased by $97,708 to $960,446 (2013 - $1,058,155). Gross profit for 2014, as a percent of net sales, decreased by 3.2% to 28.6% (2013 – 31.8%). These decreases were due to increased slotting fees, raw material costs, shipping and warehousing costs. This is a temporary dip and was due to higher cost of sales due to an increase in certain raw materials and co-packing fees and our product mix. The landed cost to manufacture Natural Cabana® Coconut Water in Thailand and ship it to ports and ultimately third party warehouses was a higher per case cost than producing Natural Cabana® Lemonade/Limeade at co-packers in Oregon and Virginia. We expect an increase in gross profit as we introduce PULSE®, a higher margin brand, and decrease the cost of our coconut water including shipping and warehousing. Additionally, as we expand into Canada and Mexico, we expect higher margins in those countries. We are eliminating some promotional programs and slotting fees which will increase our net revenues. We expect all of these factors to have a positive effect on our gross profit.

Expenses

Advertising, samples and displays

This expense includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. During 2014 advertising, samples and displays expense decreased by $152,469 to $136,971 (2013 - $289,440). As a percentage of net sales, this expense decreased by 3.8% to 4.1% (2013 – 7.9%). We expect this expense to increase in proportion to increases in sales mainly due to the expansion of Natural Cabana® Coconut Water and the introduction of PULSE® Heart & Body Health functional beverages and due to an overall increase in distribution reach both in the United States and internationally.

Freight-out

During 2014 freight-out increased by $24,706 to $391,242 (2013 - $366,536) due to overall increases in freight charged by our carriers. On a per case basis, freight-out increased by $0.07 per case to $1.17 (2013 - $1.10). We expect freight-out on a per case basis to decrease due the lower shipping cost of Natural Cabana® Coconut Water and PULSE® Heart & Body Health functional beverages. Additionally, there will be limited freight-out charges associated with our distributor receiving our Natural Cabana® Coconut Water at the port of entry in Mexico.

Contribution to fixed expenses

Beverage companies are often compared on a contribution to fixed expense basis which includes gross profit less variables such as advertising, samples and displays and freight-out. This line item is not GAAP and therefore it is not disclosed separately in our financial statements. During 2014 contribution to fixed expense increased by $48,054 to $450,233 (2013 - $402,179). As a percentage of net sales, this item increased by 1.3% to 13.4% (2013 – 12.0%). We expect contribution to fixed expenses to increase due to the reasons disclosed under gross profit.

General and administrative

General and administration expenses for the fiscal year ended December 31, 2014 and 2013 consists of the following:

	2014	2013	Increase (Decrease)
Advisory, board and consulting fees	$120,000	$167,146	($47,146)
Amortization and depreciation	117,314	94,674	22,640
Bad debts	24,470	14,030	10,440
Legal, professional and regulatory fees	149,454	159,056	(9,602)
Office, rent and telephone	235,259	264,681	(29,422)
Shareholder, broker and investor relations	560,723	388,703	172,020
Trade shows	40,723	12,923	27,800
Travel and meals	349,300	374,702	(25,402)

	$1,597,243	$1,475,915	$121,328

During 2014, general and administrative expenses increased by $121,328 to $1,597,243 (2013 - $1,475,915). We reduced our advisory, board and consulting fees by $47,146 due to an advisory board member not active during 2014 and the elimination of a consultant. Amortization and depreciation increased by $22,640 due to the depreciation of an asset not previously depreciated. Bad debts increased by $10,440 to $24,470 (2013 - $10,440). Bad debts, as a percentage of gross revenues, are under 1%. Legal, professional and regulatory fees decreased by $9,602 to $149,454 due to a decrease in regulatory fees of $5,636 and a decrease in legal fees of $3,966. Office, rent and telephone decreased by $29,422 to $235,259 (2013 - $264,681) due to an effort to reduce overhead. Shareholder, broker and investor relations increased by $172,020 to $560,723 (2013 - $388,703). A total of $333,833 (2013 - $227,150) was paid for with our common shares, an increase of $106,683. Trade shows expense increased by $27,800 to $40,723 (2013 - $12,923) due to our attendance at the Natural Products Expo West Conference, the Roth Capital Conference and the Marcum Conference. Travel and meals decreased by $25,402 to $349,300 (2013 - $374,702) due to more travel allocated to the two aforementioned conferences and the overall effort to decrease overhead. We expect shareholder, broker and investor relations expense to dramatically decrease in 2015.

Research and development

During 2014 we spent $55,674 on research and development associated with the formulation changes made to our PULSE® Heart & Body Health functional beverages which will be introduced and marketed in a new, non-gender-specific formulation with increased flavor profiles. We believe the new formulation will have significantly wider distributor, buyer and consumer appeal.

Salaries and benefits and broker/agent’s fees

During 2014 salaries and benefits and broker/agent’s fees decreased by $17,240 to $1,401,742 (2013 - $1,418,982). This decrease was due to the elimination of salespeople in certain regions offset by an increase in employee benefits.

Stock-based compensation

During 2014, we charged the remaining $166 (2013 - $481,930) of stock-based compensation cost from our stock options granted during 2012. We have no further unrecognized stock-based compensation cost to record.

Other Income (Expense)

During 2014 we incurred an asset impairment charge of $55,996 for old inventory written-off compared to $115,385 in 2013 due to manufacturing and display equipment we no longer intended to use.

We sold a piece of manufacturing equipment installed at one of our co-packers for $18,000 resulting in a loss on sale of $31,764.

During 2014 we incurred a financing expense of $26,000 being the fair market value of 100,000 common shares issued pursuant to a financing arrangement which did not materialize in a financing acceptable to us.

During 2014 we recognized a forgiveness of debt gain of $nil (2013 - $6,486).

During 2014 we received $8,156 (2013 - $16,702) interest income from interest earned on our cash balances and long-term note receivable. This was offset by interest expense of $3,129 (2013 - $1,166).

Net Loss

Net loss for 2014 decreased by $450,935 to $2,731,326, or $0.05 per share, compared with a net loss for 2013 of $3,182,261, or $0.06 per share. The decrease was a result of our stock-based compensation expense decreasing by 481,764. Our net losses to date, for the most part, continues to be the result of a concentrated effort to establish and increase brand awareness; and establish and improve upon our extensive nationwide and international distribution systems. Our net losses are also due to the development of our brands including: PULSE® Heart & Body Health, Natural Cabana® Lemonade and Limeade and Coconut Waters and to secure distribution and chain store listings.

Non-GAAP financial information not disclosed in the financial statements

During 2014 our net loss, after adjustments to bring GAAP to net loss before corporation income taxes, depreciation and amortization, stock-based compensation and one-time charges (Adjusted EBITDA), decreased by $102,330 to $2,151,468 (2013 - $2,253,798).

LIQUIDITY AND CAPITAL RESOURCES

Overview

During 2014 our cash position decreased by $1,725,477 to $49,517 due to our net loss and due to postponement of a $1,005,000 equity capital raise which was closed on March 27, 2015 and subsequently increased our cash position by $905,000. During 2014 our working capital decreased by $2,048,419 to $1,140,123 from $3,188,542. As at December 31, 2014, our working capital consisted of: cash of $49,517; accounts receivable of $544,749; inventories of $1,146,120 (including finished product of $543,548 and raw materials of $534,866 and a deposit of $67,706); and other current assets of $283,324. We have no debt other than accounts payable of $819,722 and accrued expenses of $63,865, and no long-term debt.

During 2014 our net loss was $2,731,326 (2013 - $3,182,261). This net loss is attributed to our investment in our nationwide and international distribution system.

The following table sets forth the major sources and uses of cash for our last two fiscal years ended December 31, 2014 and 2013:

	2014	2013
Net cash used in operating activities	($1,797,974)	($2,920,456)
Net cash used in investing activities	(27,503)	(108,056)
Net cash provided by financing activities	100,000	4,058,600
Net increase (decrease) in cash	($1,725,477)	$1,030,088

Cash Used in Operating Activities

During 2014 we used cash of $1,797,974 in operating activities. This was made up of the net loss of $2,731,326 less adjustments for non-cash items such as: an asset impairment charge of $55,996, shares and options issued for services of $333,999, amortization and depreciation of $117,314, bad debt allowance of $16,500, loss on sale of an asset of $31,764 and a financing fee of $26,000; all totaling $581,573. After non-cash items, the net loss was $2,149,753. Our net cash used in operating activities was reduced by $333,779 due to an increase in accounts receivable of $134,216, an increase in inventory of $10,767, a decrease in prepaid expenses of $19,777 and an increase in accounts payable and accrued expenses of $482,169.

During 2013 we used $2,920,456 for operating activities. This was made up of the net loss of $3,182,261 less adjustments for non-cash items such as: an asset impairment charge of $115,385, shares and options issued for services of $790,987, amortization and depreciation of $94,674, forgiveness of debt of $6,486 and bad debt allowance of $13,680; all totaling $1,008,240. After non-cash items, the net loss was $2,174,021. We also used $746,435in net increases in operating assets and liabilities. We used $242,324 due to an increase in accounts receivable and $457,247 due to increased inventory levels, both due to a significant increase in sales during 2013. We used $13,560 to decrease accounts payable and accrued expenses, and we used $37,170 prepaying expenses such as slotting fees.

Cash Used in Investing Activities

During 2014 we used cash of $27,503 in investing activities. A total of $14,089 was spent on label printing plates and office equipment. We spent $36,706 on formulation, testing, trademarking and label design associated with bringing our brands into commercial production. We received $18,000 from the sale of a piece of manufacturing equipment and we received $5,292 in principal repayments against our long-term loan due from Catalyst Development, Inc.

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

Cash Provided by Financing Activities

On March 27, 2015 we sold 10,050,000 Units at $0.10 per Unit for cash proceeds of $1,005,000 of which $100,000 was received as at December 31, 2014 and $905,000 was received subsequently. Each Unit consisted of one common share and one-half of a warrant. Each whole warrant allows the holder to purchase one additional share at a price of $0.20 per share at any time on or before March 10, 2016.

During 2013 we received $4,058,600 from financing activities: We received $3,946,100, net of $156,600 share issuance costs, and issued 10,256,750 Units at a price of $0.40 per Unit; we received $100,000 and issued 125,000 Units at a price of $0.80 per Units; and we received $12,500 and issued 25,000 shares pursuant to stock options exercised.

Additional Capital

As of December 31, 2014, we had $1,140,123 in working capital, including $49,517 in cash. On March 27, 2015 we sold 10,050,000 Units at $0.10 per Unit for cash proceeds of $1,005,000 of which $100,000 was received as at December 31, 2014 and $905,000 was received subsequently. Each Unit consisted of one common share and one-half of a warrant. Each whole warrant allows the holder to purchase one additional share at a price of $0.20 per share at any time on or before March 10, 2016.

As of March 31, 2015, we believe that our current cash will be sufficient to meet our anticipated cash needs through the first half of 2016. As of March 31, 2015, we have obtained an additional $905,000 in equity financing to meet our working capital needs. Beginning in the fourth quarter of 2014, we made significant reductions in operating expenses and personnel. Thus in 2015 we will be better able to align our operations with available capital and slow our cash used in operations. We believe that these cost controls and realigned expenses are strategically important to further our long-term viability.

We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. We believe various debt and equity financing alternatives will be made available to us to support our working capital needs in the future. These alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders.

We believe that the existing amount of working capital as of December 31, 2014 and the additional amount of equity financing obtained in the first quarter of 2015 is sufficient to alleviate the uncertainties relating to our ability to successfully execute on our business plan and finance our operations through the middle of 2016.  Our financial statements for the years presented were prepared assuming we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at December 31, 2014, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments as to the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We continually assess any new accounting pronouncements to determine their applicability to its operations and financial reporting. Where it is determined that a new accounting pronouncement affects our financial reporting, we undertake a study to determine the consequence of the change to our financial statements and assure that there are proper controls in place to ascertain that our financial statements properly reflect the change.

ASU 2015-1

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-1, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-1 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. The adoption of ASU 2014-15 did not have a material effect on our financial position, results of operations or cash flows. As a result of adopting ASU 2014-15, we have provided additional disclosure in our footnote 1 related to liquidity.

ASU 2014-12

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. ASU 2014-12 is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on its financial position, results of operations or cash flows.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09.

ASU 2013-11

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 in January 2014 did not have any effect on our financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2014 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pulse Beverage Corporation
Northglenn, Colorado

We have audited the accompanying balance sheet of The Pulse Beverage Corporation (the “Company”) as of December 31, 2014, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Pulse Beverage Corporation as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/RBSM, LLP
New York, New York
March 30, 2015

2013 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Pulse Beverage Corporation
Northglenn, Colorado

We have audited the accompanying balance sheet of The Pulse Beverage Corporation (the “Company”) as of December 31, 2013, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Pulse Beverage Corporation as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
Las Vegas, Nevada
March 31, 2014

The Pulse Beverage Corporation
Balance Sheets
As of December 31, 2014 and 2013

	2014	2013
ASSETS

Current Assets:

Cash	$49,517	$1,774,994
Accounts receivable, net (Note 3)	544,749	427,033
Inventories (Note 4)	1,146,120	1,187,978
Prepaid expenses	268,267	138,877
Other current assets	15,057	61,078

Total Current Assets	2,023,710	3,589,960
Property and equipment, net of accumulated depreciation of $174,613 and $88,740, respectively (Note 6)	266,553	340,052
Other Assets:
Loan receivable, net of current portion (Note 5)	177,232	182,738
Intangible assets, net of accumulated amortization of $85,669 and $54,228 (Note 6 )	1,156,115	1,150,851
Total Other Assets	1,333,347	1,333,589

Total Assets	$3,623,610	$5,263,601

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$883,587	$401,418

Total Current Liabilities	883,587	401,418

Stockholders’ Equity:

Preferred Stock, 1,000,000 shares authorized, $0.001 par value, none issued	-	-
Common Stock, 100,000,000 shares authorized, $0.00001 par value 54,276,037 and 51,654,135 issued and outstanding, respectively (Note 7)	543	517
Additional Paid-in Capital	13,177,720	12,668,580
Subscriptions received (Note 7)	100,000	-
Accumulated Deficit	(10,538,240)	(7,806,914)

Total Stockholders’ Equity	2,740,023	4,862,183

Total Liabilities and Stockholders’ Equity	$3,623,610	$5,263,601

(The accompanying notes are integral to these financial statements)

The Pulse Beverage Corporation
Statements of Operations
For the Years Ended December 31, 2014 and 2013

	2014	2013

Gross Sales	$3,802,136	$3,719,890
Less: Promotional allowances and slotting fees	(438,821)	(390,465)
Net Sales	3,363,315	3,329,425
Cost of Sales	2,402,869	2,271,271

Gross Profit	960,446	1,058,155

Expenses
Advertising, samples and displays	136,971	289,440
Freight-out	391,242	366,536
General and administration	1,597,243	1,475,915
Research and development	55,674	101,976
Salaries and benefits and broker/agent’s fees	1,401,742	1,418,982
Stock-based compensation (Note 10)	166	494,204

Total Operating Expenses	3,583,039	4,147,053

Net Operating Loss	(2,622,592)	(3,088,898)

Other Income (Expense)
Asset impairment	(55,996)	(115,385)
Financing expense	(26,000)	-
Forgiveness of debt	-	6,486
Interest income, net	5,027	15,536
Loss on sale of equipment	(31,764)	-

Total Other Income (Expense)	(108,733)	(93,363)

Net Loss	$(2,731,326)	$(3,182,261)

Net Loss Per Share – Basic and Diluted	$(0.05)	$(0.06)

Weighted Average Shares Outstanding – Basic and Diluted	52,007,000	49,850,000

(The accompanying notes are integral to these financial statements)

The Pulse Beverage Corporation
Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2014 and 2013

	Shares #	Amount	Additional Paid-in Capital	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity

Balance – December 31, 2012	40,701,402	$407	$7,817,539	$-	($4,624,653)	$3,193,293
Shares issued for cash at $0.40	10,256,750	103	4,102,597	-	-	4,102,700
Shares issued for share issuance costs at $0.40
Shares issued for debt settlement at $0.40	58,333	1	23,332	-	-	23,333
Shares issued for cash at $0.80	125,000	1	99,999	-	-	100,000
Shares issued for services rendered or to be rendered at an average fair value of $0.95	487,650	5	463,145	-	-	463,150
Shares issued for cash - exercise of stock options	25,000	-	12,500	-	-	12,500
Share issuance costs	-	-	(395,820)	-	-	(395,820)
Stock-based compensation	-	-	545,288	-	-	545,288
Net loss				-	(3,182,261)	(3,182,261)

Balance – December 31, 2013	51,654,135	517	12,668,580	-	(7,806,914)	4,862,183
Shares issued for services rendered or to be rendered in a future period at an average fair value of $0.95	2,621,902	26	508,974	-	-	509,000
Common stock issuable		-	-	100,000	-	100,000
Stock-based compensation	-	-	166	-	-	166
Net loss	-	-	-	-	(2,731,326)	(2,731,326)

Balance – December 31, 2014	54,276,037	$543	$13,177,720	$100,000	($10,538,240)	$2,740,023

(The accompanying notes are integral to these financial statements)

The Pulse Beverage Corporation
Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013

	2014	2013
Cash flow from Operating Activities
Net loss	$(2,731,326)	$(3,182,261)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	117,314	94,674
Asset impairment	55,996	115,385
Bad debt allowance	16,500	13,680
Financing fee paid with shares	26,000	-
Forgiveness of debt	-	(6,486)
Loss on sale of asset	31,764	-
Shares and options issued for services	333,999	790,987
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(134,216)	(242,324)
Decrease (increase) in prepaid expenses	19,777	(37,170)
(Increase) in inventories	(10,767)	(457,247)
(Increase) decrease in other assets	(5,184)	3,866
(Decrease) increase in accounts payable and accrued expenses	482,169	(13,560)

Net Cash Used in Operating Activities	(1,797,974)	(2,920,456)

Cash flow to Investing Activities
Proceeds from note receivable	5,292	5,084
Purchase of property and equipment	(14,089)	(36,640)
Proceeds on sale of equipment	18,000	-
Acquisition of intangible assets	(36,706)	(76,500)

Net Cash Used in Investing Activities	(27,503)	(108,056)

Cash Flow from Financing Activities
Proceeds from common stock to be issued	100,000	-
Proceeds from the sale of common stock, net of costs	-	4,058,600

Net Cash Provided by Financing Activities	100,000	4,058,600

(Decrease) Increase in Cash	(1,725,477)	1,030,088

Cash - Beginning of Year	1,774,994	744,906

Cash - End of Year	$49,517	$1,774,994

Non-cash Financing and Investing Activities:

Shares issued for services, debt and prepaid expenses	$509,166	$492,963

Supplemental Disclosures:

Interest paid	$3,129	$1,166
Income taxes paid	-	-

(The accompanying notes are integral to these financial statements)

The Pulse Beverage Corporation
Notes to Financial Statements

1.	Nature of Operations

Darlington Mines Ltd. (“Darlington”) was incorporated in the State of Nevada on August 23, 2006. On February 15, 2011 Darlington Mines Ltd. closed a voluntary share exchange transaction with a private Colorado company, The Pulse Beverage Corporation, which was formed on March 17,2010, by and among us, The Pulse Beverage Corporation and the stockholders of The Pulse Beverage Corporation. The Pulse Beverage Corporation became a wholly-owned subsidiary. On February 16, 2011 Darlington’s name was changed to “The Pulse Beverage Corporation”.

We manufacture and distribute Natural Cabana® Lemonade, Limeade and Coconut Water and PULSE® Heart & Body Health functional beverages. Our products are distributed domestically in a majority of the states primarily through a series of distribution agreements with various independent local and regional distributors.

As of December 31, 2014, we had cash of $49,517 and working capital of $1,140,123. As of March 31, 2015, we have obtained an additional $905,000 in equity financing to meet our working capital needs. Cash used in operations during the year ended December 31, 2014 totaled $1,797,974 compared to $2,920,456 for 2013. The decrease in cash used in operations compared to 2013 is primarily driven by achieving greater operational efficiencies and reducing operating expenses plus increasing sales as well as receiving credit from our suppliers. We incurred a net loss of $2,731,326 for the year ended December 31, 2014, which is significantly less than the prior year.

As of March 31, 2015, we believe that our current cash will be sufficient to meet our anticipated cash needs through the first half of 2016. Beginning in the fourth quarter of 2014, we made significant reductions in operating expenses and personnel. Thus in 2015 we will be better able to align our operations with available capital and slow our cash used in operations. We believe that these cost controls and realigned expenses are strategically important to further our long-term viability.

We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. We believe various debt and equity financing alternatives will be made available to us to support our working capital needs in the future. These alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders.

We believe that the existing amount of working capital as of December 31, 2014 and the additional amount of equity financing obtained in the first quarter of 2015 is sufficient to alleviate the uncertainties relating to our ability to successfully execute on our business plan and finance our operations through the middle of 2016. Our financial statements for the years presented were prepared assuming we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to financial reporting.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments as to the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash invested in money market accounts. As of December 31, 2014, there were no cash equivalents.

Accounts receivable

Accounts receivable primarily consists of trade receivables due from wholesalers and distributors. We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. Accounts receivable is reported as the customers’ outstanding balances less any allowance for doubtful accounts. We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance. The allowance for doubtful accounts was $16,500 and $13,680 as at December 31, 2014 and 2013, respectively.

Inventory

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market and include adjustments for estimated obsolete or excess inventory. Cost is based on actual cost on a first-in first-out basis. Raw materials that will be used in production in the next twelve months are recorded in inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, production availability and/or our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market and economic conditions or other factors that may result in cancellations of advance orders or reductions in the rate of reorders placed by customers and/or continued weakening of economic conditions. Additionally, our estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and accumulated amortization. Expenditures for repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Upon disposal of equipment and leasehold improvements, the accounts are relieved of the costs and related accumulated depreciation or amortization, and resulting gains or losses are reflected in the Statements of Operations. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Equipment consists of bottle molds, office and warehouse equipment, and display coolers, all of which have an estimated life of five years. Any leasehold improvements are depreciated over the lesser of the useful life or term of the lease.

Long-Lived Assets

We account for long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. In 2013 we recognized an impairment of $115,385. There is no impairment charge in 2014 related to long-lived assets.

Intangible Assets

Intangible assets are comprised primarily of the cost of formulations of our products and of trademarks that represent our exclusive ownership of “Natural Cabana®”, “PULSE®” and “PULSE: Nutrition Made Simple®”; all used in connection with the manufacture, sale and distribution of our beverages. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the years ended December 31, 2014 and 2013, we did not identify indicators of impairment for our intangible assets.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods. Net sales have been determined after deduction of discounts, slotting fees and other promotional allowances in accordance with ASC 605-50. All sales to distributors and customers are final; however, in limited instances, due to product quality issues or distributor terminations, we may accept returned product. To date, such returns have been de minimis.

Shipping and handling costs

The actual costs of shipping and handling for freight to our customers are included in operating expenses.

Comprehensive loss

We have no elements of comprehensive income or loss during the years ended December 31, 2014 and 2013.

Seasonality

Our sales are seasonal and we experience fluctuations in quarterly results as a result of many factors. Historically, we have generated a greater percentage of our revenues during the warm weather months of April through September. Timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another. As a result, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the entire fiscal year.

Advertising costs

Advertising costs are expensed as incurred. During the years ended December 31, 2014 and 2013, we incurred advertising costs of $136,971 and $289,440, respectively.

Fair Value

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

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability. We have no level 3 assets or liabilities. The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Financial Instruments

We have financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis. Our financial instruments consist of cash, accounts and loans receivables, accounts payable and accrued expenses. The carrying amounts of our financial instruments approximate their fair values as of December 31, 2014 and 2013 due to their short-term nature.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The determination of taxes payable for the current year includes estimates. The Company believes that it has appropriate support for the income tax positions taken, and to be taken, on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. No reserves for an uncertain income tax position have been recorded for the years ended December 31, 2014 or 2013.

Concentration of Business and Credit Risk

Financial instruments and related items, which potentially subject us to concentrations of credit risk, consist primarily of cash and receivables. We place our cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of December 31, 2014 and 2013, we exceeded insurance limits by $nil and $1,534,703, respectively.

We review a customer’s credit history before extending credit. As at and for the year ended December 31, 2014 there was one individual customer with a balance in excess of 10% of the accounts receivable totaling 25% and 35% of the balance in 2014 and 2013, respectively. There were no sales to a customer exceeding 10% for 2014 and 2013.

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

Basic and Diluted Net Income (Loss) Per Share

Net loss per share is computed in accordance with ASC subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of our statements of operations. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if common stock was issued upon the exercise of stock options and warrants. For the years ended December 31, 2014 and 2013, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of outstanding warrants on our net loss. Total potentially dilutive common share equivalents relating to stock purchase warrants and options granted or issued, as at December 31, 2014 and 2013 is 23,309,247.

Recent Pronouncements

We continually assess any new accounting pronouncements to determine their applicability to its operations and financial reporting. Where it is determined that a new accounting pronouncement affects our financial reporting, we undertake a study to determine the consequence of the change to our financial statements and assure that there are proper controls in place to ascertain that our financial statements properly reflect the change.

ASU 2015-1

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-1, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-1 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. The adoption of ASU 2014-15 did not have a material effect on our financial position, results of operations or cash flows. As a result of adopting ASU 2014-15, we have provided additional disclosure in our footnote 1 related to liquidity.

ASU 2014-12

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. ASU 2014-12 is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on its financial position, results of operations or cash flows.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09.

ASU 2013-11

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 in January 2014 did not have any effect on our financial position, results of operations or cash flows.

3.	Accounts Receivable

Accounts receivable consists of the following as of December 31:	2014	2013
Trade accounts receivable	$540,355	$396,014
Less: Allowance for doubtful accounts	(16,500)	(13,680)
Trade accounts receivable - net	523,855	382,334
Volume rebate receivable	-	7,000
Due from a co-packer	20,894	37,699
	$544,749	$427,033

4.	Inventories

Inventories consists of the following as of December 31:	2014	2013
Finished goods	$543,548	$398,848
Deposit on finished goods	67,706	-
Finished goods in transit	-	54,434
Raw Materials	534,866	734,696
	$1,146,120	$1,187,978

5.	Loan Receivable

In 2011 we loaned $200,000 to a company owned by our Chief of Product Development. The loan bears interest at a rate of 4% per annum and matures on May 16, 2016 when a final payment of $174,000 is due. Catalyst repays this loan on a monthly basis at $1,055 principal and interest. As of December 31, 2014, the remaining principal balance due is $182,738 of which $5,506 is current and included in Other current assets, the balance of $177,232 is long-term.

6.	Property and Equipment and Intangible Assets

Property and equipment consists of the following as of December 31:	2014	2013
Manufacturing, warehouse, display equipment and molds	$272,272	$261,522
Office equipment and furniture	35,194	33,570
Mobile display unit and vehicles	133,700	133,700
Less: depreciation	(174,613)	(88,740)
Total Property and Equipment	$266,553	$340,052

For the years ended December 31, 2014 and 2013, depreciation expense was $85,873 and $64,077, respectively

Intangible assets consists of the following as of December 31:	2014	2013
Formulations and manufacturing methods	$790,534	$779,968
Trademarks, side-panel rights and patents	388,575	362,436
Website	62,675	62,675
Less: amortization	(85,669)	(54,228)
Total Intangible Assets	$1,156,115	$1,150,851

For the years ended December 31, 2014 and 2013, amortization expense was $31,441 and $30,597, respectively. Estimated amortization expense to be recorded for the next five fiscal years and thereafter is as follows:

2015	$68,000
2016	$90,000
2017	$133,000
2018	$175,000
2019	$210,000
Thereafter	$480,115

7.	Common Stock

Equity transactions during the year ended December 31, 2014 are:

a)	issued a total of 2,621,902 common shares, having an aggregate fair value of $0.95 per share, pursuant to service agreements; and

b)	reserved 1,000,000 common shares pursuant to subscriptions of $100,000 received as at December 31, 2014. See Subsequent Events Note 14 for further subscriptions received and Units issued.

Equity transactions during the year ended December 31, 2013 are:

c)	received $4,102,700 pursuant to our $0.40 Unit offering. We issued a total of 10,256,750 $0.40 Units. Each Unit consisted of one common share and one warrant. Each warrant entitles the holder to purchase one additional share at $0.65 per share at any time on or before February 22, 2016;

d)	issued 125,000 Units at $0.80 per Unit for $100,000. Each Unit consisted of one common share and one warrant. Each warrant entitles the holder to purchase one additional share at $1.00 per share expiring April 18, 2016;

e)	settled $23,333 of debt owing to two Advisory Board Members and a director by issuing 58,333 at $0.40 per unit. Each Unit consisted of one common share and one warrant. Each warrant entitles the holder to purchase one additional common share at $0.65 per share expiring February 22, 2016;

f)	issued a total of 387,650 common shares having an aggregate fair value of $0.84 per share for consulting services;

g)	issued 275,000 common share purchase warrants to purchase an additional common share at $0.65 expiring February 22, 2016;

h)	issued 100,000 common shares, having a fair value of $1.42 per share, as compensation for introduction to an investor; and

i)	issued 25,000 common shares at $0.50 per share for $12,500 cash pursuant to a consultant exercising a stock option.

8.	Preferred Stock

Pursuant to a Special Meeting of Shareholders held on July 29, 2011, the Shareholders amended our Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock, par value $0.001, issuable in series with rights, preferences and limitations to be determined by the Board of Directors from time to time. As of December 31, 2014 and 2013, there have been no issuances of preferred stock.

9.	Warrants

As at December 31, 2014 we had 20,234,247 common stock purchase warrants outstanding having an average exercise price of $0.62 per common share and having an average expiration date of 1.32 years.

10.	Stock-based Compensation

On July 29, 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan") under which we are authorized to grant up to 4,500,000 shares of common stock. Further, the 2011 Plan authorizes our Board of Directors to grant options, restricted stock awards, performance stock awards and stock appreciation rights as compensation for services rendered.

On April 27, 2012 we granted stock options under the 2011 Plan to certain officers, directors, employees and consultants to purchase 3,100,000 common shares at $0.50 per common share on or before April 30, 2017. A total of 25% vested immediately with a further 25% vesting on October 31, 2012, April 30, 2013 and October 31, 2013. On May 2, 2013 a director resigned from the Board of Directors. As a result 25,000 stock options expired on that date being the unvested portion of his stock options and 75,000 stock options were cancelled.

On July 31, 2012 we granted a stock option to a consultant to purchase 100,000 common shares at $0.50 per common share on or before July 30, 2017. A total 25% vested immediately with a further 25% vesting on January 31, 2013, July 30, 2013 and January 31, 2014. On May 21, 2013 a total of 25,000 stock options were exercised for proceeds of $12,500.

During the years ended December 31, 2014 and 2013, we recorded stock-based compensation of $166 and $545,288. We reversed out previously accrued stock-based compensation of $51,084 pursuant to and Equity Incentive Plan that was cancelled retroactively resulting in net stock-based compensation of $494,204 recorded in the statement of operations.

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair values of stock options vested during the year ended December 31, 2014, was $0.76. The weighted average grant date fair values of stock options granted during the year ended December 31, 2013 was $0.37 per share as to 3,100,000 stock options and $0.33 per share as to 100,000 stock options.

The weighted average assumptions used for each of the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Expected dividend yield	-	0%
Risk-free interest rate	-	0.45%
Expected volatility	-	86%
Expected option life (in years)	-	3.78

The following table summarizes the continuity of our stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2012	3,200,000	$0.50	4.34	$432,000

Granted	-	-	-	-
Forfeited/Cancelled	(100,000)	0.50	-	-
Exercised	(25,000)	0.50	-	-

Outstanding, December 31, 2013	3,075,000	0.50	3.34	-

Granted	-	-	-	-
Forfeited/cancelled	-	-	-	-
Exercised	-	-	-	-

Outstanding, December 31, 2014	3,075,000	0.50	2.34	-

Exercisable, December 31, 2014	3,075,000	$0.50	2.34	-

A summary of the status of our non-vested stock options outstanding as of December 31, 2014, and changes during the years ended December 31, 2014 and 2013 is presented below:

Non-vested stock options	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2012	1,625,000	$0.37

Granted	-	-
Forfeited	(25,000)	0.37
Vested	(1,575,000)	0.37
Non-vested at December 31, 2013	25,000	0.37

Granted	-	-
Vested	(25,000)	0.37

Non-vested at December 31, 2014	-	$-

As at December 31, 2014, there was no unrecognized compensation cost related to non-vested stock options to be recognized.

11.	Income Taxes

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

The significant components of deferred tax assets and liabilities are as follows:

	2014	2013
Deferred tax assets:
Net operating loss	$771,759	$771,356
Stock-based compensation	116,958	269,936
Other deferrals	13,293	-
Asset impairment	30,716	39,231
	932,72	1,079,523
Deferred tax liabilities:
Depreciation and amortization	(23,238)	(4,318)
Net deferred tax assets	909,488	1,075,205
Less: Valuation allowance	(909,488)	(1,075,205)
Deferred tax asset, net of valuation allowance	$-	$-

The net change in the valuation allowance for the year ended December 31, 2014 was $165,717.

We have a net operating loss carryover of $8,445,884 available to offset future income for income tax reporting purposes, which will expire in various years through 2033, if not previously utilized. However, our ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We adopted the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”. We had no material unrecognized income tax assets or liabilities for the years ended December 31, 2014 and 2013.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2014 and 2013, there was no income tax or related interest and penalty items in the income statement, or liabilities on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years beginning January 1, 2009 or state income tax examination by tax authorities for years beginning January 1, 2010. We are not currently involved in any income tax examinations.

12.	Fair Value Measurements

Our financial assets and liabilities carried at fair value have been classified, for disclosure purposes, based on a hierarchy defined by ASC 820. The hierarchy gives the highest ranking to fair values determined using unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). An asset’s or a liability’s classification is based on the lowest level input that is significant to its measurement. Our finance department is responsible for performing the valuation of fair value measurements included in the financial statements, including Level 2 and 3 fair values. The valuation processes and results for recurring measurements are reviewed and approved by our Chief Financial Officer (CFO) at least once every quarter, in line with the our quarterly reporting dates. The valuation processes and results for non-recurring measurements are reviewed and approved by our CFO in the quarter in which the measurement occurs. All Level 3 valuation results are discussed by the Board of Directors as part of our quarterly review of the financial statements.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets:

Note receivable	-	$182,738	-	$182,738

Liabilities:	-	-	-	-

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:

Note receivable	-	$188,030	-	$188,030

Liabilities:	-	-	-	-

We did not have any financial liabilities recorded at fair value on a recurring basis at December 31, 2014 and 2013. The note receivable value was determined based on the observed values for underlying interest rates and market-determined risk premiums and on its carrying value. There were no changes to our valuation techniques during 2014 and 2013. In 2014 and 2013 there was no movement between assets classified in a certain category level. We believe the carrying amounts of cash, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

13.	Commitments

Operating Leases

We lease office, warehouse and storage space, under operating leases that expire at various dates through the year ending December 31, 2017. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. Certain leases require that we pay for insurance, taxes and maintenance applicable to the leased property.

Minimum aggregate future lease payments under non-cancelable operating leases as of December 31, 2014 are as follows:

2015	$39,380
2016	$38,640
2017	$37,739

Rent expense under all operating leases, including short-term rentals as well as cancelable and non-cancelable operating leases, gross, was $90,825 and $73,696 for the years ended December 31, 2014 and 2013, respectively.

14.	Subsequent Events

On March 27, 2015 we sold 10,050,000 Units at $0.10 per Unit for cash proceeds of $1,005,000 of which $100,000 was received as at December 31, 2014 and $905,000 was received subsequently. Each Unit consisted of one share of restricted common stock and one-half of a warrant. Each whole warrant allows the holder to purchase one additional share at a price of $0.20 per share at any time on or before March 10, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure.

ITEM 9a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Robert E. Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures are those procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based on that evaluation, it was concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

As of December 31, 2014 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer) and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon this assessment, management concluded that our internal control over financial reporting was effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

ITEM 9B. OTHER INFORMATION

See Item 5 of this report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names, ages, and respective positions of our directors and executive officers are set forth below.

Name	Age	Present Positions

Robert E. Yates	70	President, Chief Executive, Financial, and Accounting Officer, Treasurer and Director

Parley (Paddy) Sheya	59	Vice President, Secretary, National Sales Manager and Director

Robert E. Yates

Mr. Yates has been one of our officers and directors since February 15, 2011. Mr. Yates is qualified to be a director based on his extensive experience in the beverage industry.

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

Parley Sheya

Mr. Sheya has been one of our officers and directors since July 1, 2011. Mr. Sheya is qualified to be a director based on his extensive experience in the beverage industry.

Mr. Sheya brings over thirty years of international executive sales and distribution management experience in the beverage industry. He has an extensive track record in the development of brands and in building beverage brand sales and distribution systems from the ground up to multi-million case sales. He was sales manager for a beverage brand called Kwencher®. Mr. Sheya has managed a broad range of beverage brands including: Jolt Cola®, Hires Root Beer®; Crush® Soda; Bubble-Up®; Country Time Lemonade®; Hansen’s Natural Sodas and Juices; New York Seltzer® and Evian Water®. From 2007 to 2008 Mr. Sheya was a self-employed beverage consultant and from 2008 to 2009 was the key account manager for New Leaf Brands Inc. managing national sales for Inspiration Beverage and from 2010 to June 2011 was sales manager for Bing Energy Drink.

Our directors serve until our next annual stockholders meeting or until their successors are duly elected and qualified. Officers hold their positions at the will of the board of directors.

Committees

We do not have a nominating, compensation or audit committees or committees performing similar functions. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2014, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2014.

Code of Ethics

We have not adopted a formal code of ethics that applies to our directors, officers or employees since we only have fifteen employees including our two officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by Executive Officers during the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Comp- ensation ($)	Total ($)
Robert E. Yates President, Chief Executive Officer, Treasurer, Chief Financial and Accounting Officer	2013	102,000	5,000	nil	nil	Nil	Nil	Nil	107,000
	2013	102,000	10,500	nil	81,238	Nil	Nil	Nil	193,738
Parley Sheya Vice President, Secretary and National Sales Manager	2013	100,000	2,500	nil	nil	Nil	Nil	Nil	102,500
	2013	100,000	8,000	nil	36,557	Nil	Nil	Nil	144,557

Stock Incentive Plan

We have a 2011 Equity Incentive Plan (the “2011 Plan") under which we are authorized to grant up to a total of 4,500,000 shares of common stock. Further, the 2011 Plan authorizes our Board of Directors to grant options, restricted stock awards, performance stock awards and stock appreciation rights as compensation for services rendered.

We granted stock options under the 2011 Plan. In total, 3,200,000 stock options were awarded as follows:

  on April 27, 2012 we granted stock options to our two senior officers/directors to purchase 1,450,000 common shares at $0.50 per common share expiring on or before April 30, 2017. A total of 1,000,000 stock options were awarded to our Chief Executive Officer, Robert E. Yates, which were valued at $370,608 of which $289,370 was recorded as stock-based compensation during the year ended December 31, 2012 and $81,238 was recorded as stock-based compensation during the year ended December 31, 2013. A total of 450,000 stock options were awarded to our Vice President, Parley Sheya, which were valued at $166,774 of which $130,216 was recorded as stock-based compensation and $36,558 was recorded as stock-based compensation during the year ended December 31, 2013;
  on April 27, 2012 we granted stock options to an independent director to purchase 100,000 common shares at $0.50 per common share expiring on or before April 30, 2017. As a result of the director’s resignation on May 2, 2013, the remaining unvested stock options, totaling 25,000, were forfeited and on August 2, 2013, being 90 days after the director resigned, the vested and unexercised stock options, totaling 75,000 were cancelled;
  on April 27, 2012 we granted stock options to an employee and three consultants to purchase 1,550,000 common shares at $0.50 per common share expiring on or before April 30, 2017; and
  on July 31, 2012 we granted a stock option to a consultant to purchase 100,000 common shares at $0.50 per common share on or before July 30, 2017. All of these options became fully vested by April 30, 2013. On May 21, 2013 we issued 25,000 common shares at $0.50 per share for cash as a result of the exercise of this option.

As at December 31, 2014 all incentive stock options had vested and there was no unrecognized stock based compensation.

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2014:

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

Compensation of Directors

There was no compensation of our directors for the year ended December 31, 2014. The table below summarizes all compensation of our directors for the year ended December 31, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Francis Chiew	-	3,333	37,061	-	-	-	40,394

We did not pay our directors, who also act as senior management/officers, any fees or other compensation for acting as directors during our fiscal year ended December 31, 2014 and 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2015 by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Except as otherwise indicated, each shareholder listed possess sole voting and investment power with respect to the shares shown.

Name and address	Shares Owned	Percent of Class¹

Robert E. Yates² - 11580 Quivas Way, Westminster, CO 80234	4,160,000	6.47%

Parley Sheya - 11678 N Huron St, Northglenn, CO 80234	613,333	0.95%

All executive officers and directors as a group (2 persons)	4,773,333	7.42%

¹ Based on 64,326,037 shares of common stock issued and outstanding as of March 31, 2015.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

There were no transactions with related parties during the year ended December 31, 2014.

Review, Approval and Ratification of Related Party Transactions

Our Board of Directors has responsibility for establishing and maintaining guidelines relating to any transactions with our officers or directors. Any related party transaction with a director or officer must be referred to the non-interested directors, if any, for approval. We intend to adopt written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions.

Director Independence

None of our directors is independent, as that term is defined in Section 803 of the listing standards of the NYSE MKT.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by L.L. Bradford & Company, LLC during 2014 and 2013. We were not charged any fees during 2014 and 2013 by RBSM, LLP, our current auditors, who were appointed on February 24, 2015:

Fee Category	2014 Fees		2013 Fees
Audit Fees	$		$
L.L. Bradford & Company, LLC		35,000		33,000
Audit-Related Fees		15,500		15,000
Tax Fees		4,200		6,000
All Other Fees		-		-
Total Fees		$54,700		$56,000

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

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting or other services provided in fiscal 2014 or 2013.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

1) Financial Statements: The financial statements, related notes and the reports of the independent registered public accounting firms are included in Item 8 of Part II of this 2014 Annual Report on Form 10-K.

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

Date: March 31, 2015

The Pulse Beverage Corporation

By:

Name: Robert E. Yates
Title: Chief Executive Officer (principal executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Robert E. Yates	President, Chief Executive Officer, Principal Financial and Accounting Officer, and Director	March 31, 2015

Parley Sheya	Director	March 31, 2015