Form 10-Q
period 2015-03-31
Pulse Beverage Corp
filed 2015-05-15
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2015

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
64,326,037 shares of common stock, par value $0.00001, as of May 15, 2015.

THE PULSE BEVERAGE CORPORATION
FORM 10-Q
INDEX

FORWARD-LOOKING STATEMENTS

          This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 31, 2015.

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

The Pulse Beverage Corporation
Condensed Balance Sheets
As of March 31, 2015 (Unaudited) and December 31, 2014

	2015	2014
ASSETS

Current Assets:

Cash	$431,474	$49,517
Accounts receivable, net (Note 3)	634,620	544,749
Inventories (Note 4)	1,066,042	1,146,120
Prepaid expenses	193,213	268,267
Other current assets	10,268	15,057

Total Current Assets	2,335,617	2,023,710
Property and equipment, net of accumulated depreciation of $196,671 and $174,613, respectively (Note 6)	261,453	266,553
Other Assets:
Loan receivable, net of current portion (Note 5)	55,601	177,232
Intangible assets, net of accumulated amortization of $92,907 and $85,669 (Note 6 )	1,152,879	1,156,115
Total Other Assets	1,208,480	1,333,347

Total Assets	$3,805,550	$3,623,610

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$667,364	$883,587

Total Current Liabilities	667,364	883,587

Stockholders’ Equity:

Preferred Stock, 1,000,000 shares authorized, $0.001 par value, none issued	-	-
Common Stock, 100,000,000 shares authorized, $0.00001 par value 64,326,037 and 54,276,037 issued and outstanding, respectively	643	543
Additional Paid-in Capital	14,182,619	13,177,720
Subscriptions Received	-	100,000
Accumulated Deficit	(11,045,076)	(10,538,240)

Total Stockholders’ Equity	3,138,186	2,740,023

Total Liabilities and Stockholders’ Equity	$3,805,550	$3,623,610

(The accompanying notes are integral to these unaudited financial statements)

The Pulse Beverage Corporation
Condensed Statements of Operations
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	2015	2014

Gross Sales	$745,156	$620,743
Less: Promotional allowances and slotting fees	(40,585)	(53,645)
Net Sales	704,571	567,098
Cost of Sales	491,041	381,798

Gross Profit	213,530	185,300

Expenses
Advertising, samples and displays	18,993	35,038
Freight-out	74,845	61,569
General and administration	309,824	373,984
Salaries and benefits and broker/agent’s fees	316,263	312,431
Stock-based compensation	-	166

Total Operating Expenses	719,925	783,186

Net Operating Loss	(506,395)	(597,887)

Other Income (Expense)
Interest income (expense), net	(442)	1,800

Total Other Income (Expense)	(442)	1,800

Net Loss	$(506,837)	$(596,086)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	54,773,000	51,685,000

(The accompanying notes are integral to these unaudited financial statements)

The Pulse Beverage Corporation
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	2015	2014
Cash flow from Operating Activities
Net loss	$(506,837)	$(596,086)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	29,297	27,500
Shares and options issued for services	57,500	40,166
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(89,870)	(209,215)
Decrease in other current assets	9,550	1,143
Decrease in prepaid expenses	17,554	22,064
Decrease (increase) in inventories	80,078	(189,432)
(Decrease) increase in accounts payable and accrued expenses	(54,353)	142,634

Net Cash Used in Operating Activities	(457,081)	(761,226)

Cash flow to Investing Activities
Proceeds from note receivable	-	1,303
Purchase of property and equipment	(16,959)	-
Acquisition of intangible assets	(4,003)	(5,325)

Net Cash Used in Investing Activities	(20,962)	(4,022)

Cash Flow from Financing Activities
Proceeds from the sale of common stock	860,000	-

Net Cash Provided by Financing Activities	860,000	-

Increase (Decrease) in Cash	381,957	(765,248)

Cash - Beginning of Period	49,517	1,774,994

Cash - End of Period	$431,474	$1,009,746

Non-cash Financing and Investing Activities:

Shares issued for services, debt and prepaid expenses	$57,500	$40,166

Supplemental Disclosures:

Interest paid	$-	$-
Income taxes paid	-	-

(The accompanying notes are integral to these unaudited financial statements)

The Pulse Beverage Corporation
Notes to Condensed Financial Statements
(Unaudited)

1.	Nature of Operations

Darlington Mines Ltd. (“Darlington”) was incorporated in the State of Nevada on August 23, 2006. On February 15, 2011 Darlington Mines Ltd. closed a voluntary share exchange transaction with a private Colorado company, The Pulse Beverage Corporation, which was formed on March 17, 2010. The Pulse Beverage Corporation became a wholly-owned subsidiary. On February 16, 2011 Darlington’s name was changed to “The Pulse Beverage Corporation”.

We manufacture and distribute Natural Cabana® Lemonade, Limeade and Coconut Water and PULSE® Heart & Body Health functional beverages. Our products are distributed domestically in a majority of the states primarily through a series of distribution agreements with various independent local and regional distributors.

As of March 31, 2015, we had cash of $431,474 and Working Capital of $1,668,253. On March 27, 2015 we sold 10,050,000 Units at $0.10 per Unit for cash proceeds of $960,000, of which $100,000 was received in 2014, and debt settlement of $45,000. Each Unit consisted of one share of restricted common stock and one-half of a warrant. Each whole warrant allows the holder to purchase one additional share at a price of $0.20 per share at any time on or before March 10, 2016. As of May 15, 2015, we have obtained an additional $45,000 in equity financing. Cash used in operations during the three months ended March 31, 2015 totaled $457,081 compared to $761,226 during the comparative period. The decrease in cash used in operations compared to the comparable period is primarily driven by achieving greater operational efficiencies and reducing operating expenses plus increasing sales. We incurred a net loss of $506,837 for the three months ended March 31, 2015, which is significantly less than the comparative period and less than each of the prior four quarters.

As of May 15, 2015, we believe that our current cash will be sufficient to meet our anticipated cash needs through the first half of 2016. Beginning in the fourth quarter of 2014, we made significant reductions in operating expenses and personnel. Thus in the remainder of 2015 we will be better able to align our operations with available capital and slow our cash used in operations. We believe that these cost controls and realigned expenses are strategically important to further our long-term viability.

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

We believe that the existing amount of working capital as of March 31, 2015 is sufficient to alleviate the uncertainties relating to our ability to successfully execute on our business plan and finance our operations through the middle of 2016. Our financial statements for the years presented were prepared assuming we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.

2.	Summary of Significant Accounting Policies

Basis of presentation

The interim unaudited condensed consolidated financial statements for the three months ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States. Our fiscal year end is on December 31st.

The foregoing unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information using the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these condensed financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2014. In our opinion, the unaudited interim condensed financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

Operating results for the three months ended March31, 2015 and 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Use of Estimates

The preparation of interim condensed financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments as to the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2015 and December 31, 2014, we did not have any cash equivalents.

Intangible Assets

Intangible assets are comprised primarily of the cost of formulations of our products and of trademarks that represent our exclusive ownership of “Natural Cabana®”, “PULSE®” and “PULSE: Nutrition Made Simple®”; all used in connection with the manufacture, sale and distribution of our beverages. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the quarters ended March 31, 2015 and 2014, we did not identify indicators of impairment for our intangible assets.

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

Earnings Per Share

Because we were in a loss position for all periods presented, there is no difference between the number of shares used for the basic and diluted per share calculations.

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

Recent Pronouncements

ASU 2015-03

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-01

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-17

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

ASU 2014-15

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We adopted ASU 2014-15 and it did not have any material effect on our financial position, results of operations or cash flows.

ASU 2014-12

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

We continually assess any new accounting pronouncements to determine their applicability to us. Where it is determined that a new accounting pronouncement affects our financial reporting, we undertake a study to determine the consequence of the change to our financial statements and assure that there are proper controls in place to ascertain that our financial statements properly reflect the change. We have evaluated all other ASUs issued through the date the condensed financials were issued and believes that the adoption of these will not have a material impact on our financial statements.

3.	Accounts Receivable

Accounts receivable consists of the following:	March 31, 2015	December 31, 2014
Trade accounts receivable	$633,467	$540,355
Less: Allowance for doubtful accounts	(16,500)	(16,500)
Trade accounts receivable - net	616,967	523,855
Due from co-packer	17,653	20,894
	$634,620	$544,749

4.	Inventories

We regularly review our inventories for the presence of obsolete product attributed to age, seasonality and quality. If our review indicates a reduction in utility below the product’s carrying value, we reduce the product to a new cost basis.

Inventories consists of the following:	March 31, 2015	December 31, 2014
Finished goods	$406,293	$543,548
Deposit on finished goods	67,706	67,706
Raw Materials	592,043	534,866
	$1,066,042	$1,146,120

5.	Loan Receivable

In 2011, we loaned $200,000 to Catalyst Development Inc. The loan bears interest at a rate of 4% per annum and matures on May 16, 2016 when a final payment of $174,000 is due. Catalyst repays this loan on a monthly basis at $1,060 principal and interest.

Catalyst was owed fees of $123,531 as at March 31, 2015 and it was agreed that these outstanding fees would offset the loan receivable; as a result, as at March 31, 2015 Catalyst owed us $65,870 with $10,268 being due within the next twelve months and $55,601 due long-term.

6.	Property and Equipment and Intangible Assets

	March 31, 2015	December 31, 2014
Property and equipment consists of the following:
Manufacturing, warehouse, display equipment and molds	$283,730	$272,272
Office equipment and furniture	35,194	35,194
Mobile display unit and vehicles	139,200	133,700
Less: depreciation	(196,671)	(174,613)
Total Property and Equipment	$261,453	$266,553
Intangible assets consists of the following:
Formulations and manufacturing methods	$794,536	$790,534
Trademarks, side-panel rights and patents	388,575	388,575
Website	62,675	62,675
Less: amortization	(92,907)	(85,669)
Total Intangible Assets	$1,152,879	$1,156,115

7.	Common Stock

On March 27, 2015 we sold 10,050,000 Units at $0.10 per Unit for cash proceeds of $1,005,000 of which $100,000 was received as at December 31, 2014, $860,000 was received in cash and $45,000 was shares for debt. Each Unit consisted of one share of restricted common stock and one-half of a warrant. Each whole warrant allows the holder to purchase one additional share at a price of $0.20 per share at any time on or before March 10, 2016.

8.	Warrants

As at March 31, 2015 we had 25,249,247 common stock purchases warrants outstanding having an average exercise price of $0.46 per common share and having an average expiration date of 1.05 years.

9.	Fair Value Measurements

We did not have any assets measured at fair value on a recurring basis at March 31, 2015 or December 31, 2014.

We believe the carrying amounts of Cash, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

10.	Subsequent Events

Subsequent to March 31, 2015 we received a further $45,000 pursuant to our $0.10 per Unit private placement having the same terms as discussed in Note 7.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion that follows is derived from our interim unaudited balance sheets as of March 31, 2015 and December 31, 2014 and the interim unaudited statements of operations and cash flows for the three months ended March 31, 2015 “2015”) and 2014 (“2014”).

Statement of Operations

	2015	2014	Increase (Decrease)
Gross Sales	$745,156	$620,743	$124,413
Less: Promotional allowances and slotting fees	(40,585)	(53,645)	(13,060)
Net Sales	704,571	567,098	137,473
Cost of Sales	491,041	381,798	109,243

Gross Profit	213,530	185,300	28,230

Expenses
Advertising, samples and displays	18,993	35,038	(16,045)
Freight-out	74,845	61,569	13,276
General and administration	309,824	373,984	(64,160)
Salaries and benefits and broker/agent’s fees	316,263	312,431	3,832
Stock-based compensation	-	166	(166)

Total Operating Expenses	719,925	783,186	(63,261)

Net Loss from Operations	(506,395)	(597,887)	(91,492)

Total Other Expenses (Income)	(442)	1,800	2,242
Net Loss	$(506,837)	$(596,087)	$(89,250)

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

We have been in operation with our first product, Natural Cabana® Lemonade, for just over three years. We expanded this brand into Limeade, which started selling in January, 2014, and into Coconut Water, which started selling in March, 2014. Our PULSE® Heart & Body Health brand of functional beverages, originally developed by Baxter Healthcare, will be introduced and marketed in a new, non-gender-specific formulation with increased flavor profiles. We believe the new formulation will have significantly wider distributor, buyer and consumer appeal.

We currently develop, produce, market, sell and distribute our brands through our strategic regional and international distribution system, which includes over 85% Class “A” distributors such as Sysco, The Sygma Network, Core-Mark, Snyder’s-Lance, UNFI and distributors for Anheuser Busch, Miller Coors, Pepsi, Coca-Cola, RC/7-Up and Cadbury Schweppes.

Due to seasonality our first quarter is generally slow to develop due to timing of orders which generally start in April and May.

During the first quarter 2015 our net sales were up 24% over the comparable quarter 2014 and up 21% over the previous quarter. This increase was due to the extension of our Natural Cabana® brand into Limeade and Coconut Water during the first quarter in 2014. During the first quarter 2015 our Lemonade/Limeade sales were up 24% over the comparable period in 2014. Our coconut water sales during 2015 were the same as 2014. This was due to initial orders being fulfilled during 2014 which increases sales dramatically from the start, 2015 sales are repeat customer sales.

During the first quarter 2015 gross revenues, on sale of 65,691 cases (2014 – 55,209 cases) of Natural Cabana® Lemonade/Limeade and Coconut Water, before slotting fees and other promotional allowances, increased by $124,413 to $745,156 (2014 - $620,743). We sold small quantities of PULSE® Heart & Body Health brand of functional beverages during 2015 and 2014 due to timing of changes made to the brand. Net sales for all products were $704,572 (2014 - $567,098) after slotting fees and other promotional allowances of $40,584 (2014 - $53,645). During 2015 promotions and slotting fees decreased by 24% to 5.5% (2014 – 8.6%), as a percentage of gross revenues. We do not intend on paying slotting fees in 2015 unless the economic benefit is considered to be of value to us.

We expect net sales to increase as we expand our markets internationally into Mexico and Canada. We secured an agreement with an established Mexico distributor in February, 2015 to distribute Natural Cabana® Lemonade, Limeade and Coconut Water to key accounts. They will initially distribute Natural Cabana® Coconut Water to more than 2,800 stores in Mexico including: Soriana, H-E-B, 7-11, Calimax, Circlulo K, Dax, Smart & Final, and Farmacia Roma. We have placed our first order for 15,000 cases of Coconut Water sourced from our new Asian manufacturer. This new coconut water was widely taste-tested and paneled and the consensus of opinion was that it better suits the palette of North American coconut water consumers. We are planning to produce Natural Cabana® Lemonade/Limeade (“Limonada”) in a 16oz glass bottle format within a newly sourced co-packer in Texas. Our distributor will initially distribute Natural Cabana® Coconut Water to more than 2,800 stores in Mexico including: Soriana, H-E-B, 7-Eleven, Calimax, Circlulo K, Dax, Smart & Final, and Farmacia Roma.

Cost of Sales

Cost of sales includes raw materials, co-packing services and lab testing. Cost of sales during the first quarter 2015 increased by $109,243 to $491,041 (2014 – $381,798). As a percentage of net revenue, cost of sales for 2015 increased by 2.4% to 69.7% (2014 – 67.3%). This increase was due to an increase in certain raw materials and co-packing fees and our product mix; the landed cost to manufacture Natural Cabana® Coconut Water in Thailand and ship it to ports and ultimately third party warehouses was a higher per case cost than producing Natural Cabana® Lemonade/Limeade at co-packers in Oregon and Virginia. We expect all cost variables to decrease as we source raw materials at a lower cost because of volume discounts, ship our product within a 500 mile radius of our co-packers, add additional co-packers and due to 30% lower cost (at manufacturer) coconut water sourced from our new manufacturer in Asia.

Gross Profit

Gross profit for first quarter 2015 increased by $28,231 to $213,530 (2014 - $185,300). Gross profit for 2015, as a percent of net sales, decreased by 2.4% to 30.3% (2014 – 32.7%); a temporary decline due to an increase in certain raw materials and co-packing fees and our product mix; the landed cost to manufacture Natural Cabana® Coconut Water in Thailand and ship it to ports and ultimately third party warehouses was a higher per case cost than producing Natural Cabana® Lemonade/Limeade at co-packers in Oregon and Virginia. We expect an increase in gross profit as we introduce PULSE®, a higher margin brand, and decrease the cost of our coconut water including shipping and warehousing due to significantly lower cost coconut water sourced from our new manufacturer in Asia. Additionally, as we expand into Canada and Mexico, we expect higher margins in those countries. We are eliminating some promotional programs and slotting fees which will increase our net revenues. We expect all of these factors to have a positive effect on our gross profit.

Expenses

Advertising, samples and displays

This expense includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. During the first quarter 2015 advertising, samples and displays expense decreased by $16,045 to $18,993 (2014 - $35,038). As a percentage of net sales, this expense decreased by 3.5% to 2.7% (2014 – 6.2%). We expect this expense to increase in proportion to increases in sales mainly due to the expansion of Natural Cabana® Coconut Water and the introduction of PULSE® Heart & Body Health functional beverages and due to an overall increase in distribution reach both in the United States and internationally.

Freight-out

During the first quarter 2015, freight-out increased by $13,276 to $74,845 (2014 - $61,569) due to increased sales and overall increases in freight charged by our carriers. On a per case basis, freight-out increased by $0.03 per case to $1.14 (2014 - $1.11). We expect freight-out on a per case basis to decrease due the lower shipping cost of Natural Cabana® Coconut Water and PULSE® Heart & Body Health functional beverages. Additionally, there will be limited freight-out charges associated with our distributor receiving our Natural Cabana® Coconut Water at the port of entry in Mexico.

Contribution to fixed expenses

Beverage companies are often compared on a contribution to fixed expense basis which includes gross profit less variables such as advertising, samples and displays and freight-out. This line item is not GAAP and therefore it is not disclosed separately in our financial statements. During the first quarter 2015 contribution to fixed expense increased by $31,000 to $119,692 (2014 - $88,693). As a percentage of net sales, this item increased by 1.6% to 17% (2014 – 15.6%). We expect contribution to fixed expenses to increase due to the reasons disclosed under gross profit.

General and administrative

General and administration expenses for the quarters ended March 31, 2015 and 2014 consist of the following:

	2015	2014	Increase (Decrease)
Advisory, board and consulting fees	$30,000	$25,000	$5,000
Amortization and depreciation	29,297	27,500	1,797
Legal, professional and regulatory fees	60,206	48,853	11,353
Office, rent and telephone	59,796	59,000	796
Shareholder, broker and investor relations	63,522	113,281	(49,759)
Trade shows	800	21,523	(20,723)
Travel and meals	66,203	78,827	(12,624)

	$309,824	$373,984	$(64,160)

During the first quarter 2015, general and administrative expenses decreased by $64,160 to $309,824 (2014 - $373,984). Legal, professional and regulatory fees increased by $11,353 due to accounting fees paid in Mexico. Shareholder, broker and investor relations decreased by $49,759 to $63,522 (2014 - $113,281). A total of $57,500 (2014 - $62,187) was the value of common shares issued during quarter four of 2014 and charged to 2015. We do not intend on increasing such expenditures during the remainder of 2015. Trade shows expense decreased by $20,723 to $800 (2014 - $21,523) due to not attending certain conferences in 2015 such as the Natural Products Expo West Conference and the Roth Capital Conference. Travel and meals decreased by $12,624 to $66,203 (2014 - $78,827) due to an overall effort to decrease overhead.

Salaries and benefits and broker/agent’s fees

During the first quarter 2015 salaries and benefits and broker/agent’s fees increased by less than 1% to $316,263 (2014 - $312,431).

Stock-based compensation

During the first quarter 2015, we did not have stock-based compensation (2014 - $166). We have no further unrecognized stock-based compensation cost to record.

Other Income (Expense)

During 2015 we received $304 (2014 - $2,501) interest income from interest earned on our cash balances and note receivable. This was offset by interest expense of $746 (2014 - $701).

Net Loss

Net loss for the first quarter 2015 decreased by $89,249 to $506,837, or $0.01 per share, compared with a net loss for the first quarter 2014 of $596,086, or $0.01 per share. This net loss is attributed to our investment in our nationwide and international distribution system and as a result of increased sales and a planned reduction of overhead. Our net losses to date, for the most part, continue to be the result of a concentrated effort to establish and increase brand awareness; and establish and improve upon our extensive nationwide and international distribution systems. Our net losses are also due to the development of our brands including: PULSE® Heart & Body Health, Natural Cabana® Lemonade and Limeade and Coconut Water and to secure distribution and chain store listings.

Non-GAAP financial information not disclosed in the financial statements

During the first quarter 2015 our net loss, after adjustments to bring GAAP to net loss before corporation income taxes, depreciation and amortization, stock-based compensation and one-time charges (Adjusted EBITDA), decreased by $86,193 to $420,040 (2014 - $506,233).

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the first quarter 2015 our cash position increased by $381,957 to $431,474 due to a $1,005,000 equity capital raises which closed March 27, 2015. During the first quarter 2015 our working capital increased by $260,122 to $1,668,253 from $1,428,793. As at March 31, 2015, our working capital consisted of: cash of $431,474; accounts receivable of $634,620; inventories of $1,066,042 (including finished product of $406,293 and raw materials of $592,043 and a product deposit of $67,706); and other current assets of $203,481. We have no debt other than accounts payable of $449,305, accrued expenses of $50,839 and other amounts due of $167,220.

The following table sets forth the major sources and uses of cash for our first quarter 2015 and 2014:

	2015	2014
Net cash used in operating activities	$(457,081)	$(761,226)
Net cash used in investing activities	(20,962)	(4,022)
Net cash provided by financing activities	860,000	-
Net increase (decrease) in cash	$381,957	$(765,248)

Cash Used in Operating Activities

During the first quarter 2015 we used cash of $457,081 in operating activities. This was made up of the net loss of $506,837 less adjustments for non-cash items such as: shares and options issued for services of $57,500 (2014 - $40,166), amortization and depreciation of $29,297 (2014 - $27,500); all totaling $86,797 (2014 - $67,666). After non-cash items, the net loss was $420,040 (2014 - $528,420). Our net cash used in operating activities as a result of changes in operating assets and liabilities increased by $37,041 (2014 - $232,806) due to an increase in accounts receivable of $89,870 (2014 - $208,072), a decrease in inventories of $80,078 (2014 – increase of $189,432), a decrease in prepaid expenses of $17,554 (2014 - $22,064) and a decrease in accounts payable and accrued expenses of $54,353 (2014 – increase of $142,634).

Cash Used in Investing Activities

During 2015 we used cash of $20,962 (2014 - $4,022) in investing activities. A total of $11,458 was spent on moulds and dies and $5,000 on a delivery van for Northern California. We spent $4,003 on formulation and testing associated with bringing our PULSE® Heart & Body Health brand into commercial production.

Cash Provided by Financing Activities

On March 27, 2015 we sold 10,050,000 Units at $0.10 per Unit for $1,005,000 of which $100,000 was received as at December 31, 2014, $860,000 was received in cash and $45,000 was shares for debt. Each Unit consisted of one common share and one-half of a warrant. Each whole warrant allows the holder to purchase one additional share at a price of $0.20 per share at any time on or before March 10, 2016.

Additional Capital

As of March 31, 2015, we had cash of $431,474 and working capital of $1,668,253. On March 27, 2015 we sold 10,050,000 Units at $0.10 per Unit for cash proceeds of $1,005,000. Each Unit consisted of one share of restricted common stock and one-half of a warrant. Each whole warrant allows the holder to purchase one additional share at a price of $0.20 per share at any time on or before March 10, 2016.As of May 15, 2015, we have obtained an additional $45,000 in equity financing. Cash used in operations during the three months ended March 31, 2015 totaled $457,081 compared to $761,226 during the comparative period. The decrease in cash used in operations compared to the comparable period is primarily driven by achieving greater operational efficiencies and reducing operating expenses plus increasing sales. We incurred a net loss of $506,837 for the three months ended March 31, 2015, which is significantly less than the comparative period and less than each of the prior four quarters.

As of May 15, 2015, we believe that our current cash will be sufficient to meet our anticipated cash needs through the first half of 2016. Beginning in the fourth quarter of 2014, we made significant reductions in operating expenses and personnel. Thus in the remainder of 2015 we will be better able to align our operations with available capital and slow our cash used in operations. We believe that these cost controls and realigned expenses are strategically important to further our long-term viability.

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

We believe that the existing amount of working capital as of March 31, 2015 is sufficient to alleviate the uncertainties relating to our ability to successfully execute on our business plan and finance our operations through the middle of 2016.  Our financial statements for the years presented were prepared assuming we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at March 31, 2015, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Intangible Assets

Intangible assets are comprised primarily of the cost of formulations of our products and of trademarks that represent our exclusive ownership of Natural Cabana®, PULSE® and PULSE: Nutrition Made Simple®, all used in connection with the manufacture, sale and distribution of our beverages. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset.  An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the three months ended March 31, 2015, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Robert E. Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures are those procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015. Based on that evaluation, it was concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties described in Item 1A of our 2014 Form 10-K.  In our judgment, there were no material changes in the risk factors as previously disclosed in Item 1A of our 2014 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Securities Issued in Unregistered Transactions

On March 27, 2015 we sold 10,050,000 Units at a price of $0.10 per Unit to six US accredited investors and eleven foreign accredited investors for cash proceeds of $1,005,000. Each Unit consisted of one common share and one-half of a warrant. Each whole warrant entitles the holder to purchase one additional common share at a price of $0.20 per share at any time on or before March 10, 2016. For the six US accredited investors we relied on exemptions from registration under the Securities Act provided by Rule 506. For the eleven foreign accredited investors we relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act as these securities were issued to foreign investors in offshore transactions, based upon representations made by such investors.

Subsequent Sales of Unregistered Securities

Subsequent to March 31, 2015, we did not issue securities in unregistered transactions.

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

THE PULSE BEVERAGE CORPORATION

Date: May 15, 2015	BY:	/s/ Robert Yates
Principal Executive and Financial Officer