Form 10-Q
period 2015-06-30
Pulse Beverage Corp
filed 2015-08-14
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2015

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

65,076,037 shares of common stock, par value $0.00001, as of August 14, 2015.

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

The Pulse Beverage Corporation
Condensed Balance Sheets
As of June 30, 2015 (Unaudited) and December 31, 2014

	2015	2014
ASSETS

Current Assets:

Cash	$117,170	$49,517
Accounts receivable, net (Note 3)	783,038	544,749
Inventories (Note 4)	1,160,496	1,146,120
Prepaid expenses	144,414	268,267
Other current assets	65,797	15,057

Total Current Assets	2,270,915	2,023,710
Property and equipment, net of accumulated depreciation of $220,103 and $174,613, respectively (Note 6)	254,036	266,553
Other Assets:
Loan receivable, net of current portion (Note 5)	-	177,232
Intangible assets, net of accumulated amortization of $103,365 and $85,669 (Note 6 )	1,146,995	1,156,115
Total Other Assets	1,146,995	1,333,347

Total Assets	$3,671,946	$3,623,610

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$856,611	$883,587

Total Current Liabilities	856,611	883,587

Stockholders’ Equity:

Preferred Stock, 1,000,000 shares authorized, $0.001 par value, none issued	-	-
Common Stock, 100,000,000 shares authorized, $0.00001 par value 65,076,037 and 54,276,037 issued and outstanding, respectively	651	543
Additional Paid-in Capital	14,237,612	13,177,720
Subscriptions Received	-	100,000
Accumulated Deficit	(11,422,928)	(10,538,240)

Total Stockholders’ Equity	2,815,334	2,740,023

Total Liabilities and Stockholders’ Equity	$3,671,946	$3,623,610

(The accompanying notes are integral to these unaudited financial statements)

The Pulse Beverage Corporation
Condensed Statements of Operations
Three Months and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Gross Sales	$1,276,066	$1,433,346	$2,021,222	$2,054,089
Less: Promotional Allowances and Slotting Fees	(76,765)	(75,126)	(117,350)	(128,770)
Net Sales	1,199,301	1,358,220	1,903,872	1,925,319
Cost of Sales	790,753	890,709	1,281,794	1,272,508

Gross Profit	408,548	467,511	622,078	652,811

Expenses
Advertising, samples and displays	20,376	38,191	39,369	73,229
Freight-out	120,297	147,249	195,142	208,818
General and administration	305,454	464,228	615,278	838,210
Salaries and benefits and broker/agent’s fees	333,300	345,400	649,563	657,831
Stock-based compensation	-	-	-	166

Total Operating Expenses	779,427	995,068	1,499,352	1,778,254

Net Operating Loss	(370,879)	(527,557)	(877,274)	(1,125,443)

Other Income (Expense)
Asset impairment	(6,993)	-	(6,993)	-
Interest income (expense), net	21	1,265	(421)	3,065

Total Other Income (Expense)	(6,972)	1,265	(7,414)	3,065

Net Loss	$(377,851)	$(526,292)	$(884,688)	$(1,122,378)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Shares Outstanding – Basic and Diluted	64,606,000	51,768,000	59,692,000	51,727,000

(The accompanying notes are integral to these unaudited financial statements)

The Pulse Beverage Corporation
Condensed Statements of Cash Flows
Six Months Ended June 30, 2015 and 2014
(Unaudited)

	2015	2014
Cash flow from Operating Activities
Net loss	$(884,688)	$(1,122,378)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	63,186	59,273
Asset impairment	6,993	-
Shares and options issued for services	115,000	139,208
Reduction of note receivable for services	82,800	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(238,289)	(700,578)
Decrease in other current assets	7,087	-
Decrease (increase) in prepaid expenses	8,853	(30,110)
Decrease (increase) in inventories	(59,710)	(259,674)
Increase in accounts payable and accrued expenses	103,797	420,420

Net Cash Used in Operating Activities	(794,971)	(1,493,839)

Cash flow to Investing Activities
Proceeds from note receivable	(827)	2,619
Purchase of property and equipment	(32,973)	-
Acquisition of intangible assets	(8,576)	(30,184)

Net Cash Used in Investing Activities	(42,376)	(27,565)

Cash Flow from Financing Activities
Proceeds from the sale of common stock	905,000	-

Net Cash Provided by Financing Activities	905,000	-

Increase (Decrease) in Cash	67,653	(1,521,404)

Cash - Beginning of Period	49,517	1,774,994

Cash - End of Period	$117,170	$253,590

Non-cash Financing and Investing Activities:

Shares issued for services, debt and prepaid expenses	$75,000	$40,166

Supplemental Disclosures:

Interest paid	$-	$-
Income taxes paid	-	-

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

We manufacture and distribute Natural Cabana® Lemonade, Limeade and Coconut Water and PULSE® Heart & Body Health functional beverages. Our products are distributed in domestically in a majority of the states primarily through a series of distribution agreements with various independent local and regional distributors.

As of June 30, 2015, we had cash of $117,170 and working capital of $1,414,304. During the six months ended June 30, 2015 we sold 10,800,000 Units at $0.10 per Unit for cash proceeds of $1,050,000 and debt settlement of $75,000. Each Unit consisted of one share of restricted common stock and one-half of a warrant. Each whole warrant allows the holder to purchase one additional share at a price of $0.20 per share at any time between March 10, 2016 and May 27, 2016. Cash used in operations during the six months ended June 30, 2015 totaled $794,971 compared to $1,493,839 during the comparative six months ended June 30, 2014. We incurred a net loss of $377,851 and $884,688 for the three months and six months ended June 30, 2015 compared to $526,292 and $1,122,378 for the three and six months ended June 30, 2014. The decrease in both net loss and cash used in operations compared to the comparable period is primarily driven by achieving greater operational efficiencies and reducing operating expenses.

We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. We are actively seeking to complete an asset-backed, secured debt financing to support our working capital needs in the short-term and long-term. This asset-backed secured financing may require significant cash payments for interest and other costs or could be dilutive to our existing shareholders. As of August 14, 2015, we believe that our current cash and operating expense reductions combined with increased sales and gross margins will be sufficient to meet our anticipated cash needs through the first half of 2016. We have made significant reductions in operating expenses and personnel. Thus in the remainder of 2015 we will be better able to align our operations with available capital and slow our cash used in operations. We believe that these cost controls and realigned expenses combined with an asset-backed secured financing are strategically important to further our long-term viability.

We believe that the existing amount of working capital as of June 30, 2015 is sufficient to alleviate the uncertainties relating to our ability to successfully execute on our business plan and finance our operations through the first half of 2016. Our financial statements for the periods presented were prepared assuming we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.

2.	Summary of Significant Accounting Policies

Basis of presentation

The interim unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States. Our fiscal year end is on December 31st.

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

Operating results for the three months and six months ended June 30, 2015 and 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Cash and Cash Equivalents

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2015 and December 31, 2014, we did not have any cash equivalents.

Intangible Assets

Intangible assets are comprised primarily of the cost of formulations of our products and of trademarks that represent our exclusive ownership of “Natural Cabana®”, “PULSE®” and “PULSE: Nutrition Made Simple®”; all used in connection with the manufacture, sale and distribution of our beverages. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the three months ended June 30, 2015 and 2014, we did not identify indicators of impairment for our intangible assets.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods. Net sales have been determined after deduction of discounts, slotting fees and other promotional allowances in accordance with ASC 605-50. All sales to distributors and customers are final; however, in limited instances, due to product quality issues or distributor terminations, we may accept returned product. To date, such returns have been minimal.

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

Recent Pronouncements

ASU 2015-10

In June, 2015 the FASB has issued ASU 2015-10, “Technical Corrections and Improvements,”

ASU 2015-9

In May, 2015 the FASB issued ASU 2015-09, “Disclosures About Short-Duration Contracts,”

ASU 2015-7

In May, 2015 the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) — a consensus of the Emerging Issues Task Force,"

ASU 2015-6

In April, 2015 the FASB issued ASU 2015-06, "Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions — a consensus of the Emerging Issues Task Force,"

ASU 2015-5

In April, 2015 the FASB issued ASU 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,"

ASU 2015-4

In April, 2015 the FASB issued ASU 2015-04, "Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets,"

ASU 2015-03

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-2

In February, 2015 the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis,"

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

3.	Accounts Receivable

Accounts receivable consists of the following:	June 30, 2015	December 31, 2014
Trade accounts receivable	$791,686	$540,355
Less: Allowance for doubtful accounts	(16,500)	(16,500)
Trade accounts receivable - net	775,186	523,855
Due from co-packer	7,852	20,894
	$783,038	$544,749

4.	Inventories

We regularly review our inventories for the presence of obsolete product attributed to age, seasonality and quality. If our review indicates a reduction in utility below the product’s carrying value, we reduce the product to a new cost basis.

Inventories consists of the following:	June 30, 2015	December 31, 2014
Finished goods	$434,091	$543,548
Deposit on finished goods	34,774	67,706
Raw Materials	691,631	534,866
	$1,160,496	$1,146,120

5.	Loan Receivable

In 2011, we loaned $200,000 to Catalyst Development Inc. The loan bears interest at a rate of 4% per annum and matures on May 16, 2016 when a final payment of $174,000 is due. Catalyst repays this loan on a monthly basis at $1,060 principal and interest.

Catalyst was owed fees of $164,931 as at June 30, 2015 and it was agreed that these outstanding fees would offset the loan receivable after applying a 4% interest charge and that the remaining note receivable of $24,993 would be written-down to $18,000. As a result we incurred an asset impairment charge of $6,993. The remaining balance of $18,000 is included in Other current assets and is being repaid at a rate of $2,000 per month without interest.

6.	Property and Equipment and Intangible Assets

	June 30, 2015	December 31, 2014
Property and equipment consists of the following:
Manufacturing, warehouse, display equipment and molds	$293,359	$272,272
Office equipment and furniture	41,580	35,194
Mobile display unit and vehicles	139,200	133,700
Less: depreciation	(220,103)	(174,613)
Total Property and Equipment	$254,036	$266,553
Intangible assets consists of the following:
Formulations and manufacturing methods	$794,536	$790,534
Trademarks, side-panel rights and patents	393,149	388,575
Website	62,675	62,675
Less: amortization	(103,365)	(85,669)
Total Intangible Assets	$1,146,995	$1,156,115

7.	Common Stock

On March 27, 2015 we sold 10,050,000 Units at $0.10 per Unit for cash proceeds of $1,005,000 of which $100,000 was received as at December 31, 2014, $860,000 was received in cash and $45,000 was shares for debt. On May 27, 2015 we sold 750,000 Units at $0.10 per Unit for cash proceeds of $45,000, and debt settlement of $30,000. Each Unit consisted of one share of restricted common stock and one-half of a warrant. Each whole warrant allows the holder to purchase one additional share at a price of $0.20 per share at any time between March 10, 2016 and May 27, 2016.

8.	Warrants

As at June 30, 2015 we had 25,634,247 common stock purchases warrants outstanding having an average exercise price of $0.46 per common share and having an average expiration date of .8 years.

9.	Fair Value Measurements

We did not have any assets measured at fair value on a recurring basis at June 30, 2015 or December 31, 2014.

We believe the carrying amounts of Cash, Accounts receivable; other current assets, Accounts payable, Accrued wages, and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion that follows is derived from our unaudited interim condensed consolidated balance sheet as of June 30, 2015 and our audited balance sheet as at December 31, 2014 and our unaudited interim condensed consolidated statements of operations for the three months and six months ended June 30, 2015 and 2014 and our unaudited interim condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015 (“Q2-2015”) AND 2014 (Q2-2014)

	Q2-2015	Q2-2014	Increase (Decrease)
Gross Sales	$1,276,066	$1,433,346	$(157,280)
Less: Promotional allowances and slotting fees	(76,765)	(75,126)	1,639
Net Sales	1,199,301	1,358,220	(158,919)
Cost of Sales	790,753	890,709	(99,956)

Gross Profit	408,548	467,511	(58,963)

Expenses
Advertising, samples and displays	20,376	38,191	(17,815)
Freight-out	120,297	147,249	(26,952)
General and administration	305,454	464,228	(158,774)
Salaries and benefits and broker/agent’s fees	333,300	345,400	(12,100)

Total Operating Expenses	779,427	995,068	(215,641)

Net Loss from Operations	(370,879)	(527,557)	(156,678)

Total Other (Expenses) Income	(6,972)	1,265	(8,237)
Net Loss	$(377,851)	$(526,292)	$(148,441)

Net Sales

We introduced our Natural Cabana® Lemonade in 2012 and since then have developed a multi-national comprehensive distribution system through more than 147 distributors in 47 States, Canada, China, Mexico, Panama, and Ireland. We expanded this brand into Limeade, which started selling in January, 2014, and into Coconut Water, which started selling in March, 2014. Our PULSE® Heart & Body Health brand of functional beverages, originally developed by Baxter Healthcare, is being introduced and marketed in a new, non-gender-specific formulation with increased flavor profiles. We believe the new formulation will have significantly wider distributor, buyer and consumer appeal. We began selling PULSE®, through United Natural Foods Inc. (“UNFI”), in June 2015.

We currently develop, produce, market, sell and distribute our brands through our strategic regional and international distribution system, which includes over 85% Class “A” distributors such as Sysco, The Sygma Network, Core-Mark, Snyder’s-Lance, UNFI and distributors for Anheuser Busch, Miller Coors, Pepsi, RC/7-Up and Cadbury Schweppes. Some of the more notable regional and national grocery and convenience chain stores are: Albertsons/Safeway, Walmart, Kroger/Fred Meyer, Kmart, Circle K, Walgreens, Wegmans, Fresh & Easy, 7-Eleven, Whole Foods, H-E-B, Hy-Vee Supermarket, Save Mart Supermarkets, Hannaford, Food City, Raley's Supermarkets, Price Chopper Supermarkets, and WinCo Foods.

During Q2-2015 our net sales were down $158,919 or 11.7% over Q2-2014. This was due to orders for 16,000 cases received in June but not shipped until July due to production delays at a co-packer which was beyond our control. The net revenue from these delayed sales was $188,000. We were up 70% over Q1-2015 due to warmer weather months. Net sales for all products were $1,199,301 (2014 - $1,358,220) after slotting fees and other promotional allowances of $76,765 (2014 - $75,126). We do not intend on paying slotting fees during the remainder of 2015 unless the economic benefit is considered to be of value to us.

During Q2-2015 gross revenues, on sale of 91,404 cases (Q2-2014 – 103,601 cases) of Natural Cabana® Lemonade/Limeade, declined by $106,190 to $1,076,249.  During Q2-2015 gross revenues, on sale of 14,200 cases (Q2-2014 – 21,338 cases) of Natural Cabana Coconut Water, declined by $79,382 to $1,247,341. These declines were a result of the delayed sales mentioned above.

During Q2-2015 we sold 1,448 cases of PULSE® Heart & Body Health brand of functional beverages for gross revenues of $28,725 (2014 - $432 on 15 cases sold).  The increase of $28,293 was due to supplying UNFI with product to fulfill an order from Fresh and Easy, a 97 store chain-store located in California, Nevada and Arizona. Fresh & Easy is our first chain store listing and they buy through UNFI.

We expect net sales to increase as we expand our markets internationally into Mexico, China and Canada. We secured an agreement with an established Mexico distributor in February, 2015 to distribute Natural Cabana® Lemonade, Limeade and Coconut Water to key accounts. They will initially distribute Natural Cabana® Coconut Water to more than 2,800 stores in Mexico including: Soriana, H-E-B, 7-11, Calimax, Circlulo K, Dax, Smart & Final, and Farmacia Roma. We have placed our first order for 15,000 cases of Coconut Water sourced from our new Asian manufacturer. These cases have been shipped and are due to arrive later in August. This new coconut water was widely taste-tested and paneled and the consensus of opinion was that it better suits the palette of North American coconut water consumers. Our distributor will initially distribute Natural Cabana® Coconut Water to more than 2,800 stores in Mexico including: Soriana, H-E-B, 7-Eleven, Calimax, Circlulo K, Dax, Smart & Final, and Farmacia Roma. We are planning to produce Natural Cabana® Lemonade/Limeade (“Limonada”) in a 16oz glass “PULSE bottle” format.

Cost of Sales

Cost of sales includes raw materials, co-packing services and lab testing. During the second quarter ended June 30, 2015 cost of sales increased by $99,956 to $790,753 (2014 – $890,709). As a percentage of net revenue, cost of sales for 2015 increased by .35% to 65.93% (2014 – 65.58%). We expect all cost variables to decrease as we source raw materials at a lower cost because of volume discounts, ship our product within a 500 mile radius of our co-packers, add additional co-packers and due to a lower cost (at manufacturer) coconut water sourced from our new manufacturer in Asia.

Gross Profit

During the second quarter ended June 30, 2015 gross profit decreased by $58,963 to $408,548 (2014 - $467,511). This was due to a June 2015 production delay at a co-packer which delayed 12,500 cases to July, 2015 and also due to 3,500 cases delayed until a distributor paid for its order. The gross profit from these delayed sales would have been $64,000.Gross profit for 2015, as a percent of net sales, decreased by .35% to 34.07% (2014 – 34.42%); a temporary decline due to an increase in certain raw materials and co-packing fees and our product mix. We expect an increase in gross profit as we introduce PULSE®, a higher margin brand, and decrease the cost of our coconut water including shipping and warehousing due to significantly lower cost coconut water sourced from our new manufacturer in Asia. Additionally, as we expand into Canada and Mexico, we expect higher margins in those countries. We are eliminating some promotional programs and slotting fees which will increase our net revenues. We expect all of these factors to have a positive effect on our gross profit.

Expenses

Advertising, samples and displays

This expense includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. During the second quarter ended June 30, 2015 advertising, samples and displays expense decreased by $17,825 to $20,376 (2014 - $38,201). As a percentage of net sales, this expense decreased by 1.11% to 1.7% (2014 – 2.81%). We have experienced less cost due to less display racks and barrels being ordered. We expect this expense to increase in proportion to increases in sales mainly due to the expansion of Natural Cabana® Coconut Water and the introduction of PULSE® Heart & Body Health functional beverages and due to an overall increase in distribution reach both in the United States and internationally.

Freight-out

During the second quarter ended June 30, 2015, freight-out decreased by $26,952 to $120,297 (2014 - $147,249) due to 14% less cases shipped. On a per case basis, freight-out decreased by $0.06 per case to $1.12 (2014 - $1.18). We expect freight-out on a per case basis to decrease due the lower shipping cost of Natural Cabana® Coconut Water and PULSE® Heart & Body Health functional beverages. Additionally, there will be limited freight-out charges associated with our distributor receiving our Natural Cabana® Coconut Water at the port of entry in Mexico.

Contribution to fixed expenses

Beverage companies are often compared on a contribution to fixed expense basis which includes gross profit less variables such as advertising, samples and displays and freight-out. This line item is not GAAP and therefore it is not disclosed separately in our financial statements. During the second quarter ended June 30, 2015, as a percentage of net sales, contribution to fixed expense increased by 1.57% to 22.34% (2014 – 20.77%). We expect contribution to fixed expenses to increase due to the reasons disclosed under gross profit.

General and administrative

General and administration expenses for the three months ended June 30, 2015 and 2014 consist of the following:

	2015	2014	Increase (Decrease)
Advisory and consulting fees	$27,500	$35,000	$(7,500)
Amortization and depreciation	33,889	31,773	2,116
Bad debts	1,035	-	1,035
Legal, professional and regulatory fees	20,973	26,478	(5,505)
Office, insurance, rent and telephone	73,167	61,105	12,062
Research and development	-	34,596	(34,596)
Shareholder, broker and investor relations	60,810	159,661	(98,851)
Trade shows	75	15,000	(14,925)
Travel and meals	88,005	100,615	(12,610)

	$305,454	$464,228	$(158,774)

During the second quarter ended June 30, 2015, general and administrative expenses decreased by $158,774 to $305,454 (2014 - $464,228). Shareholder, broker and investor relations decreased by $98,851 to $60,810 (2014 - $159,661). A total of $57,500 (2014 - $62,187) was associated with the value of common shares issued during quarter four of 2014 and charged to 2015 for services rendered in 2015. We do not intend on increasing such expenditures during the remainder of 2015. We did not incur any research and development expenses this period compared to $34,596 spent on research and development in 2014 associated with the finalization of Pulse® Heart and Body Health. Legal, professional and regulatory fees decreased by $5,505 to $20,973 (2014 - $26,478) due to a reduction in legal fees associated with trademarks and distribution agreements offset by an increase in accounting fees paid in Mexico. Advisory and consulting fees decreased by $7,500 due to a reduction in an advisors contract. Office expenses increased by $12,062 to $73,167 (2014 - $61,105) due to one-time expenses associated with handling Walmart transactions. Trade shows expense decreased by $14,925 to $75 (2014 - $15,000) due to not attending certain conferences in 2015 such as the Natural Products Expo West Conference and the Roth Capital Conference. Travel and meals decreased by $12,610 to $88,005 (2014 - $100,615) due to an overall effort to decrease overhead.

Salaries and benefits and broker/agent’s fees

During the second quarter ended June 30, 2015 salaries and benefits and broker/agent’s fees increased by $12,100 to $333,300 (2014 - $345,400).  We expect salaries and benefits to decrease to $75,000 per month starting August 2015 due to personnel and wage reductions.

Stock-based compensation

During the second quarter ended June 30, 2015, we did not have stock-based compensation and we have no further unrecognized stock-based compensation cost to record.

Other Income (Expense)

During the second quarter ended June 30, 2015we received net interest income of $21 (2014 - $2,265). A note receivable was written-down to a negotiated amount. This write-down resulted in a loss of $6,993.

Net Loss

During the second quarter ended June 30, 2015 net loss decreased by $143,441 to $377,851 (2014 - $526,292). Compared to net loss of $506,837 for the first quarter ended March 31, 2015 net loss for the second quarter ended June 30, 2015 decreased by $128,986. These reductions were due to a significant decrease in general and administrative expenses.

Net losses to date, for the most part, continue to be the result of a concentrated effort to establish and increase brand awareness and to establish and improve upon our extensive nationwide and international distribution systems. Our net losses are also due to the development of our brands including: PULSE® Heart & Body Health, Natural Cabana® Lemonade and Limeade and Coconut Water and to secure distribution and chain store listings.

Non-GAAP financial information not disclosed in the financial statements

During the second quarter ended June 30, 2015 our net loss, after adjustments to bring GAAP to net loss before corporation income taxes, depreciation and amortization, stock-based compensation and one-time charges (Adjusted EBITDA), decreased by $152,408 to $238,069 (2014 - $390,477). This decrease was mainly due to a reduction in general and administration expenses.

SIX MONTHS ENDED JUNE 30, 2015 (“2015”) AND 2014 (“2014”)

	2015	2014	Increase (Decrease)
Gross Sales	$2,021,222	$2,054,089	$(32,867)
Less: Promotional allowances and slotting fees	(117,350)	(128,770)	(11,420)
Net Sales	1,903,872	1,925,319	(21,447)
Cost of Sales	1,281,794	1,272,508	9,286

Gross Profit	622,078	652,811	(30,733)

Expenses
Advertising, samples and displays	39,369	73,239	(33,860)
Freight-out	195,142	208,818	(13,676)
General and administration	615,278	839,444	(222,932)
Salaries and benefits and broker/agent’s fees	649,563	656,587	(8,268)
Stock-based compensation	-	166	(166)

Total Operating Expenses	1,499,352	1,778,254	(278,902)

Net Loss from Operations	(877,274)	(1,125,443)	(248,169)

Total Other (Expenses) Income	(7,414)	3,065	(10,479)
Net Loss	$(884,688)	$(1,122,378)	$(237,690)

Net Sales

During 2015 our net sales were down $21,447 to $1,903,872 (2014 - $1,925,319). This was due to orders for 16,000 cases received in June but not shipped until July due to production delays at a co-packer which was beyond our control. The net revenue from these delayed sales was $188,000. Promotional allowances and slotting fees were down by $11,420 to $117,350 (2014 - $128,770). As a percentage of gross revenue our promotional allowances and slotting fees were down by .5% to 5.8% (2014 – 6.3%). We do not intend on paying slotting fees in 2015 unless the economic benefit is considered to be of value to us.

During 2015 gross revenues, on sale of 146,509 cases (2014 – 149,110 cases) of Natural Cabana® Lemonade/Limeade, increased by $35,205 to $1,714,268 generally due to price increases. During 2015 gross revenues, on sale of 24,738 cases (2014 – 31,838 cases) of Natural Cabana Coconut Water, declined by $95,535 to $278,229 (2014 – $373,764) These declines were a result of the delayed sales mentioned above.

During 2015 we sold 1,465 cases of PULSE® Heart & Body Health brand of functional beverages for gross revenues of $29,194 (2014 - 44 cases for $1,731). The increase of $27,463 was due to supplying UNFI with product to fulfill an order from Fresh and Easy, a 97 store chain-store located in California, Nevada and Arizona. Fresh & Easy is our first chain store listing and they buy through UNFI.

Cost of Sales

During 2015 cost of sales increased by $9,286 to $1,281,794 (2014 – $1,272,508). As a percentage of net revenue, cost of sales for 2015 increased by 1.23% to 67.33% (2014 – 66.10%). We expect all cost variables to decrease as we source raw materials at a lower cost because of volume discounts, ship our product within a 500 mile radius of our co-packers, add additional co-packers and due to 27% lower cost (at manufacturer) coconut water sourced from our new manufacturer in Vietnam.

Gross Profit

During 2015 gross profit decreased by $30,733 to $622,078 (2014 - $652,811). This was due to a June 2015 production delay at a co-packer which delayed 12,500 cases to July, 2015 and also due to 3,500 cases delayed until a distributor paid for its order. The gross profit from these delayed sales would have been $64,000.Gross profit for 2015, as a percent of net sales, decreased by 1.23% to 32.67% (2014 – 33.9%); a temporary decline due to an increase in certain raw materials and co-packing fees and our product mix. We expect an increase in gross profit as we introduce PULSE®, a higher margin brand, and decrease the cost of our coconut water including shipping and warehousing due to significantly lower cost coconut water sourced from our new manufacturer in Asia. Additionally, as we expand into Canada and Mexico, we expect higher margins in those countries. We are eliminating some promotional programs and slotting fees which will increase our net revenues. We expect all of these factors to have a positive effect on our gross profit.

Expenses

Advertising, samples and displays

During 2015 advertising, samples and displays expense decreased by $33,860 to $39,369 (2014 - $73,239). As a percentage of net sales, this expense decreased by 1.8% to 2.0% (2014 – 3.8%). We have experienced less cost due to less display racks and barrels being ordered. We expect this expense to increase in proportion to increases in sales mainly due to the expansion of Natural Cabana® Coconut Water and the introduction of PULSE® Heart & Body Health functional beverages and due to an overall increase in distribution reach both in the United States and internationally.

Freight-out

During 2015, freight-out decreased by $13,676 to $195,142 (2014 - $208,818) due to 4% less cases shipped. On a per case basis, freight-out decreased by $0.03 per case to $1.13 (2014 - $1.16). We expect freight-out on a per case basis to decrease due the lower shipping cost of Natural Cabana® Coconut Water and PULSE® Heart & Body Health functional beverages. Additionally, there will be limited freight-out charges associated with our distributor receiving our Natural Cabana® Coconut Water at the port of entry in Mexico.

Contribution to fixed expenses

During 2015, as a percentage of net sales, contribution to fixed expense increased by 1.1% to 20.35% (2014 – 19.25%). We expect contribution to fixed expenses to increase due to the reasons disclosed under gross profit.

General and administrative

General and administration expenses for the six months ended June 30, 2015 and 2014 consist of the following:

	2015	2014	Increase (Decrease)
Advisory, board and consulting fees	$57,500	$60,000	$(2,500)
Amortization and depreciation	63,186	59,273	3,913
Bad debts	1,035	-	1,035
Legal, professional and regulatory fees	81,179	75,843	5,336
Office, rent and telephone	132,963	120,102	12,861
Research and development	-	34,596	(34,596)
Shareholder, broker and investor relations	124,332	272,431	(148,099)
Trade shows	875	36,523	(35,648)
Travel and meals	154,208	179,442	(25,234)

	$615,278	$838,210	$(222,932)

During 2015 general and administrative expenses decreased by $222,932 to $615,278 (2014 - $838,210). Shareholder, broker and investor relations decreased by $148,099 to $124,332 (2014 - $272,431). A total of $115,000 (2014 - $139,208) was associated with the value of common shares issued during 2014 and charged to 2015 for services rendered in 2015. We do not intend on increasing such expenditures during the remainder of 2015. We did not incur any research and development expenses this period compared to $34,596 spent on research and development in 2014 associated with the finalization of Pulse® Heart and Body Health. Legal, professional and regulatory fees increased by $5,336 to $81,179 (2014 - $75,843) due to an increase in accounting fees paid in Mexico. Advisory and consulting fees decreased by $2,500 due to a reduction in an advisors contract. Office expenses increased by $12,861 to $132,963 (2014 - $120,102) due to one-time expenses associated with handling Walmart transactions. Trade shows expense decreased by $35,648 to $875 (2014 - $36,523) due to not attending certain conferences in 2015 such as the Natural Products Expo West Conference, Roth Capital Conference and Marcum Conference. Travel and meals decreased by $25,234 to $154,208 (2014 - $179,442) due to an overall effort to decrease overhead.

Salaries and benefits and broker/agent’s fees

During 2015 salaries and benefits and broker/agent’s fees increased by $8,268 to $649,563 (2014 - $656,587).

Stock-based compensation

During 2015, we did not have stock-based compensation and we have no further unrecognized stock-based compensation cost to record.

Other Income (Expense)

During 2015 we incurred net interest expense of $421 (2014 – net interest income of $3,065). A note receivable was written-down to a negotiated amount. This write-down resulted in a loss of $6,993.

Net Loss

During 2015 net loss decreased by $237,690 to $884,688 (2014 - $1,122,378). Compared to net loss of $506,837 for the first quarter ended March 31, 2015 net loss for the second quarter ended June 30, 2015 decreased by $128,986. These reductions were due to a significant decrease in general and administrative expenses and a reduction in promotions, slotting, advertising and freight-out.

Non-GAAP financial information not disclosed in the financial statements

During the 2015 net loss, after adjustments to bring GAAP to net loss before corporation income taxes, depreciation and amortization, stock-based compensation and one-time charges (Adjusted EBITDA), decreased by $307,188 to $616,709 (2014 - $923,897). These reductions were due to a significant decrease in general and administrative expenses and a reduction in promotions, slotting, advertising and freight-out.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the six months ended June 30, 2015 our cash position increased by $67,653 to $117,170 and our working capital position declined by $14,490 to $1,414,304. As at June 30, 2015, our working capital consisted of: cash of $117,170; accounts receivable of $783,038; inventories of $1,160,496 (including finished product of $434,091, raw materials of $691,631 and a product deposit of $34,774); prepaid expenses of $144,414 and other current assets of $65,797. We have no debt other than accounts payable of $668,026, accrued expenses of $17,615 and other amounts due of $170,970.

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2015 and 2014:

	2015	2014
Net cash used in operating activities	($794,971)	($1,493,839)
Net cash used in investing activities	(42,376)	(27,565)
Net cash provided by financing activities	905,000	-
Net increase (decrease) in cash	$67,653	($1,521,404)

Cash Used in Operating Activities

During the six months ended June 30, 2015 we used cash of $794,971 in operating activities. This was made up of the net loss of $884,688 less adjustments for non-cash items such as: shares and options issued for services of $115, amortization and depreciation of $63,186, asset impairment of $6,993, and reduction of note receivable for services of $82,800; all totaling $267,979. After non-cash items, the net cash loss was $616,709 compared to a cash loss of $923,897 in the comparable six months ended June 30, 2014, an improvement of $307,188. Our net cash used in operating activities as a result of changes in operating assets and liabilities increased by $178,262 due to increased accounts receivable of $238,289, increased inventory levels of $59,710, and an increase in other assets of $7,087 offset by a decrease in prepaid expenses of $8,853 and $103,797 of increased credit extended by our suppliers.

During the six months ended June 30, 2014 we used cash of $1,493,839 in operating activities. This was made up of the net loss of $1,122,378, less adjustments for non-cash items such as: shares and options issued for services of $139,208, and amortization and depreciation of $59,273; all totaling $198,481. After non-cash items, the net loss was $942,022. We used $569,942 in net increases in operating assets and liabilities. We used $700,578 due to increased accounts receivable and $259,674 due to increased inventory levels. We received $420,420 due to credit extended by our suppliers resulting in increases in accounts payable. We used $30,110 from an increase in prepaid expenses.

Cash Used in Investing Activities

During the six months ended June 30, 2015 we used cash of $42,376 in investing activities. A total of $21,087 was spent on moulds and dies and $5,500 on a delivery van for Northern California. We spent $4,573 on trademarks and $4,003 on formulation and testing associated with bringing our PULSE® Heart & Body Health brand of functional beverages into commercial production.

During the six month ended June 30, 2014 we used cash of $27,565 in investing activities. A total of $22,225 was spent on trademarking and $7,959 on Pulse® formula documentation. We received $2,619 in principal repayments against our long-term loan due from Catalyst Development, Inc.

Cash Provided by Financing Activities

On March 27, 2015 we sold 10,050,000 Units at $0.10 per Unit for cash proceeds of $1,005,000 of which $100,000 was received as at December 31, 2014, $860,000 was received in cash and $45,000 was shares for debt. On May 27, 2015 we sold an additional 750,000 Units at $0.10 per Unit for cash proceeds of $45,000, and debt settlement of $30,000. Each Unit consisted of one share of restricted common stock and one-half of a warrant. Each whole warrant allows the holder to purchase one additional share at a price of $0.20 per share at any time between March 10, 2016 and May 27, 2016.

There were no financing activities in the comparative six months ended June 30, 2014.

Additional Capital

As of June 30, 2015, we had cash of $117,170 and working capital of $1,414,304. During the six months ended June 30, 2015 we sold 10,800,000 Units at $0.10 per Unit for cash proceeds of $1,050,000 and debt settlement of $75,000. Each Unit consisted of one share of restricted common stock and one-half of a warrant. Each whole warrant allows the holder to purchase one additional share at a price of $0.20 per share at any time between March 10, 2016 and May 27, 2016.

We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. We are actively seeking to complete an asset-backed, secured debt financing to support our working capital needs in the short-term and long-term. This asset-backed secured financing may require significant cash payments for interest and other costs or could be dilutive to our existing shareholders. As of August 14, 2015, we believe that our current cash and operating expense reductions combined with increased sales and gross margins will be sufficient to meet our anticipated cash needs through the first half of 2016. We have made significant reductions in operating expenses and personnel. Thus in the remainder of 2015 we will be better able to align our operations with available capital and slow our cash used in operations. We believe that these cost controls and realigned expenses combined with an asset-backed secured financing are strategically important to further our long-term viability.

We believe that the existing amount of working capital as of June 30, 2015 is sufficient to alleviate the uncertainties relating to our ability to successfully execute on our business plan and finance our operations through the first half of 2016.  Our financial statements for the years presented were prepared assuming we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at June 30, 2015, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Intangible Assets

Intangible assets are comprised primarily of the cost of formulations of our products and of trademarks that represent our exclusive ownership of Natural Cabana®, PULSE® and PULSE: Nutrition Made Simple®, all used in connection with the manufacture, sale and distribution of our beverages. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset.  An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the three months ended June 30, 2015, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Robert E. Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures are those procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015. Based on that evaluation, it was concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Securities Issued in Unregistered Transactions

On May 27, 2015 we sold 750,000 Units at a price of $0.10 per Unit to three foreign accredited investors for cash proceeds of $45,000 and debt settlement of $30,000. Each Unit consisted of one common share and one-half of a warrant. Each whole warrant entitles the holder to purchase one additional common share at a price of $0.20 per share at any time on or before May 27, 2016. We relied upon Rule 506 of Regulation D and/or Regulation S of the Securities Act as these securities were issued to foreign investors in offshore transactions, based upon representations made by such investors.

Subsequent Sales of Unregistered Securities

Subsequent to June 30, 2015, we did not issue any securities in unregistered transactions.

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

THE PULSE BEVERAGE CORPORATION

Date: August 14, 2015	BY:	/s/ Robert Yates
Robert Yates, Principal Executive and Financial Officer