Form 10-Q
period 2015-09-30
Pulse Beverage Corp
filed 2015-11-13
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2015

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
68,083,925 shares of common stock, par value $0.00001, as of November 13, 2015.

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

The Pulse Beverage Corporation
Condensed Consolidated Balance Sheets
As of September 30, 2015 (Unaudited) and December 31, 2014

	2015	2014
ASSETS

Current Assets:

Cash	$8,439	$49,517
Accounts receivable, net (Note 3)	602,307	544,749
Inventories (Note 4)	1,178,667	1,146,120
Prepaid expenses	98,759	268,267
Other current assets	21,568	15,057

Total Current Assets	1,909,740	2,023,710
Property and equipment, net of accumulated depreciation of $241,688 and $174,613, respectively (Note 6)	239,776	266,553
Other Assets:
Loan receivable, net of current portion (Note 5)	-	177,232
Intangible assets, net of accumulated amortization of $112,506 and $85,669 (Note 6 )	1,137,854	1,156,115
Total Other Assets	1,137,854	1,333,347

Total Assets	$3,287,370	$3,623,610

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$771,593	$883,587
Loans payable (Note 7)	145,000	-

Total Current Liabilities	916,593	883,587

Stockholders’ Equity:

Preferred Stock, 1,000,000 shares authorized, $0.001 par value, none issued	-	-
Common Stock, 100,000,000 shares authorized, $0.00001 par value 65,083,925 and 54,276,037 issued and outstanding, respectively (Note 8)	651	543
Additional Paid-in Capital	14,238,637	13,177,720
Subscriptions Received	-	100,000
Accumulated Deficit	(11,868,511)	(10,538,240)

Total Stockholders’ Equity	2,370,777	2,740,023

Total Liabilities and Stockholders’ Equity	$3,287,370	$3,623,610

(The accompanying notes are integral to these unaudited condensed consolidated financial statements)

The Pulse Beverage Corporation
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Gross Sales	$1,046,548	$1,144,846	$3,067,770	$3,198,935
Less: Promotional Allowances and Slotting Fees	(53,551)	(107,371)	(170,900)	(236,141)
Net Sales	992,997	1,037,475	2,896,870	2,962,794
Cost of Sales	(691,552)	(721,609)	(1,973,346)	(1,994,117)

Gross Profit	301,445	315,866	923,524	968,677

Expenses
Advertising, samples and displays	20,848	28,947	60,218	102,186
Freight-out	94,478	118,013	289,620	326,831
General and administration	287,579	428,547	902,857	1,267,991
Salaries and benefits and broker/agent’s fees	284,616	355,062	934,179	1,011,649
Stock-based compensation	-	-	-	166

Total Operating Expenses	687,521	930,569	2,186,874	2,708,823

Net Operating Loss	(386,076)	(614,703)	(1,263,350)	(1,740,146)

Other Income (Expense)
Assets written-off, net	(47,710)	(55,996)	(54,702)	(55,996)
Financing Expense	(10,000)	-	(10,000)	-
Interest income (expense), net	(1,799)	1,103	(2,220)	4,168

Total Other Income (Expense)	(59,509)	(54,893)	(66,922)	(51,828)

Net Loss	$(445,585)	$(669,596)	$(1,330,272)	$(1,791,974)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Weighted Average Shares Outstanding – Basic and Diluted	65,079,000	51,975,000	61,506,000	51,811,000

(The accompanying notes are integral to these unaudited condensed consolidated financial statements)

The Pulse Beverage Corporation
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	2015	2014
Cash flow from Operating Activities
Net loss	$(1,330,272)	$(1,791,974)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	95,713	89,708
Asset impairment	54,702	55,996
Bad debt allowance	17,835	-
Shares and options issued for services	173,525	221,166
Reduction of note receivable for services	88,800	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(77,412)	(369,563)
Decrease in other current assets	8,003	-
Increase in prepaid expenses	(2,991)	(6,473)
Increase in inventories	(84,095)	(124,506)
Increase in accounts payable and accrued expenses	6,779	286,241

Net Cash Used in Operating Activities	(1,049,413)	(1,626,459)

Cash flow to Investing Activities
Proceeds from note receivable	5,173	3,949
Proceeds from insurance claim on vehicle written-off	6,736	-
Purchase of property and equipment	(44,998)	-
Acquisition of intangible assets	(8,576)	(36,706)

Net Cash Used in Investing Activities	(41,665)	(32,757)

Cash Flow from Financing Activities
Proceeds from loans payable	145,000	-
Proceeds from the sale of common stock	905,000	50,000

Net Cash Provided by Financing Activities	1,050,000	50,000

Decrease in Cash	(41,078)	(1,609,216)

Cash - Beginning of Period	49,517	1,774,994

Cash - End of Period	$8,439	$165,778

Non-cash Financing and Investing Activities:

Shares issued for services, debt and prepaid expenses	$76,025	$217,166

Supplemental Disclosures:

Interest paid	$1,901	$2,151
Income taxes paid	-	-

(The accompanying notes are integral to these unaudited condensed consolidated financial statements)

The Pulse Beverage Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations

Darlington Mines Ltd. (“Darlington”) was incorporated in the State of Nevada on August 23, 2006. On February 15, 2011 Darlington Mines Ltd. closed a voluntary share exchange transaction with a private Colorado company, The Pulse Beverage Corporation, which was formed on March 17, 2010. As a result, The Pulse Beverage Corporation became a wholly-owned subsidiary of Darlington. On February 16, 2011 Darlington’s name was changed to “The Pulse Beverage Corporation”.

We manufacture and distribute Natural Cabana® Lemonade, Limeade and Coconut Water and PULSE® Heart & Body Health functional beverages. Our products are distributed internationally in Canada, China and Mexico and domestically in a majority of the States primarily through a series of distribution agreements with various independent local and regional distributors.

As of September 30, 2015, we had cash of $8,439 and working capital of $993,147. During the nine months ended September 30, 2015 we sold 10,800,000 Units at $0.10 per Unit for cash proceeds of $1,005,000 and debt settlement of $75,000. Each Unit consisted of one share of restricted common stock and one-half of a warrant. Each whole warrant allows the holder to purchase one additional share at a price of $0.20 per share at any time between March 10, 2016 and May 27, 2016.

On November 6, 2015, we entered into a Credit Agreement with TCA Global Credit Master Fund, LP (the “Lender”). Under the terms of the Credit Agreement, the Lender has committed to lend a total of $3,500,000 (the “Credit Facility”) to us pursuant to a senior secured revolving note (the “Note”). The Note accrues interest at a rate of twelve percent per annum. The initial tranche of $650,000 was funded on November 6, 2015 and shall mature on November 6, 2016. Following the initial tranche, the Company must meet specific requirements to gain access to an additional $250,000 being held in escrow and must meet specific monthly collateral requirements to further draw upon the Credit Facility. The Credit Facility is secured by a senior secured interest in all of our assets. In connection with the Credit Facility, we were obligated to pay a $150,000 facility fee. As security for this fee we issued 3,000,000 shares of restricted common stock to the Lender who has the right to sell enough shares to recover its fee. Any excess shares not sold will be returned to us for cancellation. We have the right to buy-back these shares by paying $150,000 to the Lender on or before May 6, 2016.

Cash used in operations during the nine months ended September 30, 2015 totaled $1,049,413 compared to $1,626,459 during the comparative nine months ended September 30, 2014. We incurred a net loss of $445,585 and $1,330,272 for the three and nine months ended September 30, 2015 compared to $669,596 and $1,791,974 for the three and nine months ended September 30, 2014. The decrease in both net loss and cash used in operations compared to the comparable period is primarily driven by achieving greater operational efficiencies and reducing operating expenses.

We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. As of November 13, 2015, we believe that our current cash and operating expense reductions combined with increased sales and gross margins will be sufficient to meet our anticipated cash needs through the first half of 2016. We have made significant reductions in operating expenses and personnel. Thus in the remainder of 2015 we will be better able to align our operations with available capital and slow our cash used in operations. We believe that these cost controls and realigned expenses combined with the Credit Facility proceeds are strategically important to further our long-term viability.

We believe that the existing amount of working capital together with access to further funds pursuant to the Credit Facility is sufficient to alleviate the uncertainties relating to our ability to successfully execute on our business plan and finance our operations through the first half of 2016. Our financial statements for the periods presented were prepared assuming we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.

2.	Summary of Significant Accounting Policies

Basis of presentation and consolidation

The interim unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States. Our fiscal year end is on December 31st. These financial statements include our accounts and the accounts of our wholly-owned subsidiary, Natural Cabana SA de CV.

The foregoing unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information using the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2014. In our opinion, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

Operating results for the three and nine months ended September 30, 2015 and 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Cash and Cash Equivalents

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2015 and December 31, 2014, we did not have any cash equivalents.

Intangible Assets

Intangible assets are comprised primarily of the cost of formulations of our products and of trademarks that represent our exclusive ownership of “Natural Cabana®”, “PULSE®” and “PULSE: Nutrition Made Simple®”; all used in connection with the manufacture, sale and distribution of our beverages. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the three months ended September 30, 2015 and 2014, we did not identify indicators of impairment for our intangible assets.

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

Recent Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. ASU 2015-11 requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for annual periods, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes previous revenue recognition guidance. ASU 2014-09 requires that a company recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In applying the new guidance, a company will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was to be effective for reporting periods beginning after December 15, 2016. However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is effective for the Company beginning January 1, 2018 and can be adopted using either a full retrospective or modified approach. The Company is currently evaluating the impact of ASU 2014-09 on its financial position, results of operations and liquidity.

We continually assess any new accounting pronouncements to determine their applicability to us. Where it is determined that a new accounting pronouncement affects our financial reporting, we undertake a study to determine the consequence of the change to our financial statements and assure that there are proper controls in place to ascertain that our financial statements properly reflect the change. We have evaluated all other ASUs issued through the date the condensed consolidated financial statements were issued and believe that the adoption of these will not have a material impact on our financial statements. Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements

3.	Accounts Receivable

Accounts receivable consists of the following:	September 30, 2015	December 31, 2014
Trade accounts receivable	$631,249	$540,355
Less: Allowance for doubtful accounts	(33,300)	(16,500)
Trade accounts receivable - net	597,949	523,855
Due from co-packer	4,358	20,894
	$602,307	$544,749

4.	Inventories

We regularly review our inventories for the presence of obsolete product attributed to age, seasonality and quality. If our review indicates a reduction in utility below the product’s carrying value, we reduce the product to a new cost basis.

Inventories consists of the following:	September 30, 2015	December 31, 2014
Finished goods	$450,987	$543,548
Deposit on finished goods	27,650	67,706
Raw Materials	700,030	534,866
	$1,178,667	$1,146,120

5.	Loan Receivable

In 2011, we loaned $200,000 to Catalyst Development Inc. The loan bears interest at a rate of 4% per annum and matures on May 16, 2016 when a final payment of $174,000 is due. Catalyst repays this loan on a monthly basis at $1,060 principal and interest.

Catalyst was owed fees of $164,931 as at June 30, 2015 and it was agreed that these outstanding fees would offset the loan receivable after applying a 4% interest charge and that the remaining note receivable of $24,993 be written-down to $18,000. As a result we incurred an asset impairment charge of $6,993. As of September 30, 2015 the balance of the note receivable was $14,000 and is included in other current assets. It is being repaid at a rate of $2,000 per month without interest.

6.	Property and Equipment and Intangible Assets

	September 30, 2015	December 31, 2014
Property and equipment consists of the following:
Manufacturing, warehouse, display equipment and molds	$305,383	$272,272
Office equipment and furniture	41,581	35,194
Mobile display unit and vehicles	134,500	133,700
Less: depreciation	(241,688)	(174,613)
Total Property and Equipment	$239,776	$266,553
Intangible assets consists of the following:
Formulations and manufacturing methods	$794,536	$790,534
Trademarks, side-panel rights and patents	393,149	388,575
Website	62,675	62,675
Less: amortization	(112,506)	(85,669)
Total Intangible Assets	$1,137,854	$1,156,115

7.	Loans Payable

On September 14, 2015 we received short-term loans totaling $115,000. Interest of $1,850 has been accrued as at September 30, 2015 and included in accounts payable and accrued expenses. One loan for $15,000 is repayable out of proceeds received from a Credit Agreement (See Note 11) and one loan for $100,000 is repayable December 14, 2015.

On September 30, 2015 we received a short-term loan for $30,000 with interest accruing at 10% per annum repayable December 30, 2015.

8.	Common Stock

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

On August 27, 2015 we issued 7,888 common shares to two salespeople pursuant to bonuses earned. These shares were valued at $0.13 per share.

9.	Warrants

As at September 30, 2015 we had 24,609,247 common stock purchases warrants outstanding having an average exercise price of $0.46 per common share and having an average expiration date of .58 years. During the period warrants to acquire 1,025,000 common shares expired unexercised.

10.	Fair Value Measurements

We did not have any assets measured at fair value on a recurring basis at September 30, 2015 or December 31, 2014.

We believe the carrying amounts of Cash, Accounts receivable; Other current assets, Accounts payable, Accrued wages, and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

11.	Subsequent Events

On November 6, 2015, we entered into a Credit Agreement with TCA Global Credit Master Fund, LP (the “Lender”). Under the terms of the Credit Agreement, the Lender has committed to lend a total of $3,500,000 (the “Credit Facility”) to us pursuant to a senior secured revolving note (the “Note”). The Note accrues interest at a rate of twelve percent per annum. The initial tranche of $650,000 was funded on November 6, 2015 and shall mature on November 6, 2016. Following the initial tranche, we must meet specific requirements to gain access to an additional $250,000 being held in escrow and must meet specific monthly collateral requirements to further draw upon the Credit Facility. The Credit Facility is secured by a senior secured interest in all of our assets. In connection with the Credit Facility, we were obligated to pay a $150,000 facility fee. As security for this fee we issued 3,000,000 shares of restricted common stock to the Lender who has the right to sell enough shares to recover its fee. Any excess shares not sold will be returned to us for cancellation. We have the right to buy-back these shares by paying $150,000 to the Lender on or before May 6, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion that follows is derived from our unaudited interim condensed consolidated balance sheet as of September 30, 2015 and our audited balance sheet as at December 31, 2014 and our unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 and our unaudited interim condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015 (“Q3-2015”) AND 2014 (Q3-2014)

	Q3-2015	Q3-2014	Increase (Decrease)
Gross Sales	$1,046,548	$1,144,846	$(98,298)
Less: Promotional allowances and slotting fees	(53,551)	(107,371)	53,820
Net Sales	992,997	1,037,475	(44,478)
Cost of Sales	(691,552)	(721,609)	30,057

Gross Profit	301,445	315,866	(14,421)

Expenses
Advertising, samples and displays	20,848	28,947	(8,099)
Freight-out	94,478	118,013	(23,535)
General and administration	287,579	428,547	(140,968)
Salaries and benefits and broker/agent’s fees	284,616	355,062	(70,446)

Total Operating Expenses	687,521	930,569	(243,048)

Net Operating Loss	(386,076)	(614,703)	(228,627)

Total Other (Expenses) Income	(59,509)	(54,893)	4,616
Net Loss	$(445,585)	$(669,596)	$(224,011)

Net Sales

We introduced our Natural Cabana® Lemonade in 2012 and since then have developed a multi-national comprehensive distribution system through more than 150 distributors in 47 States, Canada, China, Mexico, Panama, and Ireland. We expanded this brand into Limeade, which started selling in January, 2014, and into Coconut Water, which started selling in March, 2014. Our PULSE® Heart & Body Health brand of functional beverages, originally developed by Baxter Healthcare, is being introduced and marketed in a new, non-gender-specific formulation with increased flavor profiles. We believe the new formulation will have significantly wider distributor, buyer and consumer appeal. We began selling PULSE®, through United Natural Foods Inc. (“UNFI”), in June 2015.

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

During Q3-2015 gross revenues, on sale of 83,169 cases (Q3-2014 – 87,722 cases) of Natural Cabana® Lemonade and Limeade, declined by $63,739 to $943,915. During Q3-2015 gross revenues, on sale of 8,448 cases (Q3-2014 – 12,280 cases) of Natural Cabana Coconut Water, declined by $35,622 to $101,570. During Q3-2015 our net sales were down $44,478 or 4.2% over Q3-2014. Net sales for all products were $992,997 (Q3-2014 - $1,037,475) after slotting fees and other promotional allowances of $53,551 (Q3-2014 - $17,371). We are eliminating some promotional programs and slotting fees which will increase our net revenues. Net sales were down due to the switch-over to our new coconut water which was widely taste-tested and paneled and the consensus of opinion was that it better suits the palette of North American coconut water consumers. The majority of our existing distributors, and new retail chains secured based on our new coconut water, delayed ordering until we receive this product due in before the end of November. Additionally, the remainder of new accounts secured during Q3-2015 will not order product until early in 2016 so as to kick off new displays in cold sections leading up to the warmer months. We expect net sales to increase as we expand our markets internationally into Mexico, China and Canada. Our China distributor began ordering Lemonade and Limeade in September and our Mexico distributor was recently shipped its first order of 15,000 cases of Natural Cabana® Coconut Water which related sale will be recorded in November. Our distributor will initially distribute Natural Cabana® Coconut Water to more than 3,000 stores in Mexico including: Soriana, H-E-B, 7-Eleven, Calimax, Circlulo K, Dax, Smart & Final, and Farmacia Roma. We are planning to produce Natural Cabana® Lemonade/Limeade (“Limonada”) in a 16oz glass “PULSE bottle” format for the Mexico market.

Cost of Sales

Cost of sales includes raw materials, co-packing fees and lab testing. During Q3-2015 cost of sales decreased by $30,057 to $691,552 (Q3-2014 – $721,609). As a percentage of net revenue, cost of sales for 2015 did not change from the corresponding period in 2014 at 69.6%. We expect all cost variables to decrease as we source raw materials at a lower cost because of volume discounts, ship our product within a 500 mile radius of our co-packers, add additional co-packers and due to a lower cost (at manufacturer) coconut water sourced from our new manufacturer in Asia.

Gross Profit

During Q3-2015 gross profit decreased by $14,421 to $301,445 (Q3-2014 - $315,866). Gross profit for Q3-2015, as a percent of net sales did not change at 30.4%. We expect an increase in gross profit as we introduce PULSE®, a higher margin brand, and decrease the cost of our coconut water including shipping and warehousing due to lower cost coconut water sourced from our new manufacturer in Asia. Additionally, as we expand into Canada and Mexico, we expect higher margins in those countries. We are eliminating some promotional programs and slotting fees which will increase our net revenues. We expect all of these factors to have a positive effect on our gross profit.

Expenses

Advertising, samples and displays

Advertising, samples and displays includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. During Q3-2015 this expense decreased by $8,099 to $20,848 (2014 - $28,947). As a percentage of net sales, this expense decreased by .7% to 2.1% (Q3-2014 – 2.8%). We have experienced less cost due to less display racks and barrels being ordered. We expect this expense to increase in proportion to increases in sales mainly due to the expansion of Natural Cabana® Coconut Water and the introduction of PULSE® Heart & Body Health functional beverages and due to an overall increase in distribution reach both in the United States and internationally.

Freight-out

During Q3-2015, freight-out decreased by $23,535 to $94,478 (Q3-2014 - $118,013). On a per case basis, freight-out decreased by $0.15 per case to $1.03 (Q3-2014 - $1.18). We expect freight-out on a per case basis to decrease due the lower shipping cost of Natural Cabana® Coconut Water and PULSE® Heart & Body Health functional beverages. Additionally, there will be limited freight-out charges associated with our Mexico distributors receiving our Natural Cabana® products at the port of entry in Mexico and our China distributor receiving our products at the port of exit in the United States.

Contribution to fixed expenses

Beverage companies are often compared on a contribution to fixed expense basis which includes gross profit less variables such as advertising, samples and displays and freight-out. This line item is not GAAP and therefore it is not disclosed separately in our financial statements. During Q3-2015, as a percentage of net sales, contribution to fixed expense increased by 2.4% to 18.7% (Q3-2014 – 16.3%). We expect contribution to fixed expenses to increase due to the reasons disclosed under net sales.

General and administrative

Overall we have rationalized our overhead to align our expenses to a new strategic way of conducting our business utilizing more warehouse direct distribution and utilizing strong international distributors that distribute, market and promote our brands in their territories. This reduces the amount of overhead we require to operate our business estimated to lead to lead to positive cash flow more quickly. Many changes are reflected in Q3-2015 and the remainder will be reflected in Q4-2015.

General and administration expenses for the three months ended September 30, 2015 and 2014 consist of the following:

	2015	2014	Increase (Decrease)
Advisory and consulting fees	$26,250	$30,000	$(3,750)
Amortization and depreciation	32,527	30,435	2,092
Bad debts	16,820	-	16,820
Legal, professional and regulatory fees	21,032	44,938	(23,906)
Office, insurance, rent and telephone	57,874	65,271	(7,397)
Shareholder, broker and investor relations	60,810	163,173	(102,363)
Trade shows	-	5,199	(5,199)
Travel and meals	72,266	89,531	(17,265)

	$287,579	$428,547	$(140,968)

During Q3-2015, general and administrative expenses decreased by $140,968 to $287,579 (Q3-2014 - $428,547). Shareholder, broker and investor relations decreased by $102,363 to $60,810 (Q3-2014 - $163,173). A total of $57,500 (Q3-2014 - $99,042) was associated with the value of common shares issued during Q4-2014 and charged to 2015 for services rendered in 2015. We do not intend on increasing such expenditures during the remainder of 2015. Legal, professional and regulatory fees decreased by $23,906 to $21,032 (Q3-2014 - $44,938) due to a reduction in legal fees associated with trademarks and distribution agreements offset by an increase in accounting fees paid in Mexico. Advisory and consulting fees decreased by $3,750 due to a reduction in an advisors contract. Office expenses decreased by $7,397 to $57,874 (Q3-2014 - $65,271). Travel and meals decreased by $17,265 to $72,266 (Q3-2014 - $89,531) due to an overall effort to decrease overhead.

Salaries and benefits and broker/agent’s fees

During Q3-2015 salaries and benefits and broker/agent’s fees decreased by $70,446 to $284,616 (Q3-2014 - $355,062).  We expect salaries and benefits to further decrease in Q4-2014 due to further personnel and wage reductions.

Other Income (Expense)

During Q3-2015 we paid net interest expense of $1,799 (Q3-2014 – interest income of $1,103). A note receivable was written-down to a negotiated amount on June 30, 2015 resulting in less interest income and we accrued interest expense of $1,850 on short-term loans received in September. We incurred a $10,000 financing fee associated with a loan we elected not to take due to poor terms offered. During Q3 we elected to write-down an inventory deposit due from our previous coconut water supplier in the amount of $45,334.

Net Loss

During Q3-2015 net loss decreased by $224,011 to $445,585 (Q3-2014 - $669,596). This decrease was due to rationalizing our overhead to align our expenses to a new and improved way of conducting our business using warehouse direct to distribute our products in the United States and using international distributors which handles all of their own promotions. This reduces the amount of overhead we require to operate our business going forward and will lead to positive cash flow quicker. Many changes are reflected in Q3-2015 and the remainder will be reflected in Q4-2015.

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

Non-GAAP financial information not disclosed in the financial statements

During Q3-2015 our net loss, after adjustments to bring GAAP to net loss before corporation income taxes, depreciation and amortization, stock-based compensation and one-time charges (Adjusted EBITDA), decreased by $250,800 to $289,319 (Q3-2014 - $540,119). This decrease was mainly due to a reduction in general and administration expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2015 (“YTD-2015”) AND 2014 (“YTD-2014”)

	YTD-2015	YTD-2014	Increase (Decrease)
Gross Sales	$3,067,770	$3,198,935	$(131,165)
Less: Promotional allowances and slotting fees	(170,900)	(236,141)	65,241
Net Sales	2,896,870	2,962,794	(65,924)
Cost of Sales	(1,973,346)	(1,994,117)	20,771

Gross Profit	923,524	968,677	(45,153)

Expenses
Advertising, samples and displays	60,218	102,186	(41,968)
Freight-out	289,620	326,831	(37,211)
General and administration	902,857	1,267,991	(365,134)
Salaries and benefits and broker/agent’s fees	934,179	1,011,649	(77,470)
Stock-based compensation	-	166	(166)

Total Operating Expenses	2,186,874	2,708,823	(521,949)

Net Loss from Operations	(1,263,350)	(1,740,146)	(476,796)

Total Other (Expenses) Income	(66,922)	(51,828)	(15,094)
Net Loss	$(1,330,272)	$(1,791,974)	$(461,702)

Net Sales

During YTD-2015 gross revenues, on sale of 229,726 cases (YTD-2014 – 235,532 cases) of Natural Cabana® Lemonade and Limeade, declined by $28,534 to $2,658,183. During YTD-2015 gross revenues, on sale of 33,186 cases (YTD-2014 – 44,118 cases) of Natural Cabana® Coconut Water, declined by $131,490 to $379,330. During YTD-2015 our net sales were down $65,924 or 2.2% over YTD-2014. Net sales for all products were $2,896,870 (YTD-2014 - $2,962,794) after slotting fees and other promotional allowances of $170,900 (YTD-2014 - $236,141). We are eliminating some promotional programs and slotting fees which will increase our net revenues. Net sales were down due to the switch-over to our new coconut water which was widely taste-tested and paneled and the consensus of opinion was that it better suits the palette of North American coconut water consumers. The majority of our existing distributors, and new retail chains secured based on our new coconut water, delayed ordering until we receive this product due in before the end of November. Additionally, the remainder of new accounts secured during Q3-2015 will not order product until early in 2016 so as to kick off new displays in cold sections leading up to the warmer months. We expect net sales to increase as we expand our markets internationally into Mexico, China and Canada. Our China distributor began ordering Lemonade/Limeade in September and our Mexico distributor was recently shipped its first order of 15,000 cases of Natural Cabana® Coconut Water which related sale will be recorded in November. Our distributor will initially distribute Natural Cabana® Coconut Water to more than 3,000 stores in Mexico including: Soriana, H-E-B, 7-Eleven, Calimax, Circlulo K, Dax, Smart & Final, and Farmacia Roma. We are planning to produce Natural Cabana® Lemonade/Limeade (“Limonada”) in a 16oz glass “PULSE bottle” format for the Mexico market.

Cost of Sales

During YTD-2015 cost of sales decreased by $20,771 to $1,973,346 (YTD-2014 – $1,994,117). As a percentage of net revenue, cost of sales for YTD-2015 increased by .80% to 68.11% (YTD-2014 – 67.30%). We expect all cost variables to decrease as we source raw materials at a lower cost because of volume discounts, ship our product within a 500 mile radius of our co-packers, add additional co-packers and due to significantly lower cost (at manufacturer) coconut water sourced from our new Asian manufacturer.

Gross Profit

During YTD-2015 gross profit decreased by $45,153 to $923,524 (YTD-2014 - $968,677). Gross profit for YTD-2015, as a percent of net sales, decreased by .80% to 31.89% (YTD-2014 – 32.70%). We expect an increase in gross profit as we introduce PULSE®, a higher margin brand, and decrease the cost of our coconut water including shipping and warehousing due to lower cost coconut water sourced from our new manufacturer in Asia. Additionally, as we expand into Canada and Mexico, we expect higher margins in those countries. We are eliminating some promotional programs and slotting fees which will increase our net revenues. We expect all of these factors to have a positive effect on our gross profit.

Expenses

Advertising, samples and displays

Advertising, samples and displays includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. During YTD-2015 advertising, samples and displays expense decreased by $41,968 to $60,218 (YTD-2014 - $102,186). As a percentage of net sales, this expense decreased by 1.3% to 2.1% (YTD-2014 – 3.4%). We have experienced less cost due to less display racks and barrels being ordered. We expect this expense to increase in proportion to increases in sales mainly due to the expansion of Natural Cabana® Coconut Water and the introduction of PULSE® Heart & Body Health functional beverages and due to an overall increase in distribution reach both in the United States and internationally.

Freight-out

During YTD-2015, freight-out decreased by $37,211 to $289,620 (YTD-2014 - $326,831). On a per case basis, freight-out decreased by $0.07 per case to $1.10 (YTD-2014 - $1.17). We expect freight-out on a per case basis to decrease due the lower shipping cost of Natural Cabana® Coconut Water and PULSE® Heart & Body Health functional beverages. Additionally, there will be limited freight-out charges associated with our Mexico distributors receiving our Natural Cabana® products at the port of entry in Mexico and our China distributor receiving our products at the port of exit in the United States.

Contribution to fixed expenses

Beverage companies are often compared on a contribution to fixed expense basis which includes gross profit less variables such as advertising, samples and displays and freight-out. This line item is not GAAP and therefore it is not disclosed separately in our financial statements. During YTD-2015, as a percentage of net sales, contribution to fixed expense increased by 1.6% to 19.8% (YTD-2014 – 18.2%). We expect contribution to fixed expenses to increase due to the reasons disclosed under net sales.

General and administrative

Overall we have rationalized our overhead to align our expenses to a new strategic way of conducting our business utilizing more warehouse direct distribution and utilizing strong international distributors that distribute, market and promote our brands in their territories. This reduces the amount of overhead we require to operate our business estimated to lead to lead to positive cash flow more quickly. Many changes are reflected in Q3-2015 and the remainder will be reflected in Q4-2015.

General and administration expenses for the nine months ended September 30, 2015 and 2014 consist of the following:

	YTD-2015	YTD-2014	Increase (Decrease)
Advisory, board and consulting fees	$83,750	$90,000	$(6,250)
Amortization and depreciation	95,713	89,708	6,005
Bad debts	17,835	-	17,835
Legal, professional and regulatory fees	102,211	121,173	(18,962)
Office, rent and telephone	190,856	185,302	5,554
Research and development	-	34,596	(34,596)
Shareholder, broker and investor relations	185,141	435,214	(250,073)
Trade shows	875	41,723	(40,848)
Travel and meals	226,476	270,275	(43,799)

	$902,857	$1,267,991	$(365,134)

During YTD-2015 general and administrative expenses decreased by $365,134 to $902,857 (YTD-2014 - $1,267,991). Shareholder, broker and investor relations decreased by $250,073 to $185,141 (YTD-2014 - $435,214). A total of $172,500 (YTD-2014 - $205,428) was associated with the value of common shares issued during YTD-2014 and charged to 2015 for services rendered in 2015. We do not intend on increasing such expenditures during the remainder of 2015. We did not incur any research and development expenses during YTD-2015 compared to $34,596 spent on research and development in YTD-2014 associated with the finalization of Pulse® Heart and Body Health. Legal, professional and regulatory fees decreased by $18,962 to $102,211 (YTD-2014 - $121,173). Advisory and consulting fees decreased by $6,250 due to a reduction in an advisors contract. Office expenses increased by $5,554 to $190,856 (YTD-2014 - $185,302) due to one-time expenses associated with handling Walmart transactions. Trade shows expense decreased by $40,848 to $875 (YTD-2014 - $41,723) due to not attending certain conferences in 2015 such as the Natural Products Expo West Conference, Roth Capital Conference and Marcum Conference. Travel and meals decreased by $43,799 to $226,476 (YTD-2014 - $270,275) due to an overall effort to decrease overhead as discussed above.

Salaries and benefits and broker/agent’s fees

During YTD-2015 salaries and benefits and broker/agent’s fees decreased by $77,470 to $934,179 (YTD-2014 - $1,011,649).  We expect salaries and benefits to further decrease in Q4-2014 due to further personnel and wage reductions.

Stock-based compensation

During YTD-2015, we did not have stock-based compensation and we have no further unrecognized stock-based compensation cost to record.

Other Income (Expense)

During YTD-2015 we paid net interest expense of $2,220 (YTD-2014 – interest income of $4,168). A note receivable was written-down to a negotiated amount on June 30, 2015 resulting in less interest income and we accrued interest expense of $1,850 on short-term loans received in September. We incurred a $10,000 financing fee associated with a loan we elected not to take due to poor terms offered. During Q3-2015 we elected to write-down an inventory deposit due from our previous coconut water supplier in the amount of $45,334. A note receivable was written-down to a negotiated amount. This write-down resulted in a loss of $6,993.

Net Loss

During YTD-2015 net loss decreased by $461,702 to $1,330,272 (YTD-2014 - $1,791,974). This decrease was due to rationalizing our overhead to align our expenses to a new and improved way of conducting our business using warehouse direct to distribute our products in the United States and using international distributors which handles all of their own promotions. This reduces the amount of overhead we require to operate our business going forward and will lead to positive cash flow quicker. Many changes are reflected in Q3-2015 and the remainder will be reflected in Q4-2015.

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

Non-GAAP financial information not disclosed in the financial statements

During the YTD-2015 net loss, after adjustments to bring GAAP to net loss before corporation income taxes, depreciation and amortization, stock-based compensation and one-time charges (Adjusted EBITDA), decreased by $541,146 to $899,697 (YTD-2014 - $1,440,843). These reductions were due to a significant decrease in general and administrative expenses and a reduction in promotions, slotting, advertising and freight-out.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the nine months ended September 30, 2015 our cash position decreased by $41,078 to $8,439 and our working capital position declined by $146,977 to $993,147. As at September 30, 2015, our working capital consisted of: cash of $8,439; accounts receivable of $602,307; inventories of $1,178,667 (including finished product of $450,987, raw materials of $700,030 and a product deposit of $27,650); prepaid expenses of $98,759 and other current assets of $21,568. Our current liabilities include accounts payable of $554,023, accrued expenses of $20,350, other amounts due of $197,220 and loans payable of $145,000.

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2015 and:

	2015	2014
Net cash used in operating activities	(1,049,413)	$(1,626,459)
Net cash used in investing activities	(41,665)	(32,757)
Net cash provided by financing activities	1,050,000	-
Net increase (decrease) in cash	(41,078)	$(1,609,216)

Cash Used in Operating Activities

During YTD-2015 we used cash of $1,049,413 in operating activities. This was made up of the net loss of $1,330,272 less adjustments for non-cash items such as: shares and options issued for services of $173,525, amortization and depreciation of $95,713, asset impairment of $54,702, a bad debt allowance of $17,835 and reduction of note receivable for services of $88,800; all totaling $430,575. After non-cash items, the net cash loss was $899,697 compared to a cash loss during YTD-2014 - $1,425,104), an improvement of $525,407. Our net cash used in operating activities as a result of changes in operating assets and liabilities was $149,716 including: increased accounts receivable of $77,412, increased inventory levels of $84,095, and an increase in prepaid expenses of $2,991 offset by a decrease in other assets of $8,003 and $6,779 of increased credit extended by our suppliers.

During YTD-2014, we used $1,626,459 in operating activities. This was made up of the net loss of $1,791,974 less adjustments for non-cash items such as: shares and options issued for services of $221,166, asset impairment charge of $55,996, and amortization and depreciation of $89,708, all totaling $366,870. After non-cash items, the net loss was $1,425,104. We used $214,301 in net increases in operating assets and liabilities. We used $369,563 due to an increase in accounts receivable, and $124,506 due to increases in inventory levels. We received $286,241 due to credit extended by our suppliers resulting in increases in accounts payable. We received $6,473 from an increase in prepaid expenses.

Cash Used in Investing Activities

During YTD-2015 we used cash of $41,665 in investing activities. A total of $33,111 was spent on moulds and dies, 6,387 on computer equipment associated with Walmart online processing system and $5,500 on a delivery van for Northern California. We spent $4,573 on trademarks and $4,003 on formulation and testing associated with bringing our PULSE® Heart & Body Health brand of functional beverages into commercial production. We received $6,736 from insurance proceeds from a delivery van written-off and we received $5,173 from a long-term note receivable.

During YTD-2014, we used $32,757 for investing activities. A total of $26,139 was spent on trademarking and $10,566 on Pulse® formula documentation and approvals. We received $3,949 in principal repayments against our long-term loan receivable.

Cash Provided by Financing Activities

On March 27, 2015 we sold 10,050,000 Units at $0.10 per Unit for cash proceeds of $1,005,000 of which $100,000 was received as at December 31, 2014, $860,000 was received in cash and $45,000 was shares for debt. On May 27, 2015 we sold an additional 750,000 Units at $0.10 per Unit for cash proceeds of $45,000, and debt settlement of $30,000. Each Unit consisted of one share of restricted common stock and one-half of a warrant. Each whole warrant allows the holder to purchase one additional share at a price of $0.20 per share at any time between March 10, 2016 and May 27, 2016. On September 14, 2015 we received short-term loans totaling $115,000. Interest of $1,850 has been accrued as at September 30, 2015 and included in accounts payable and accrued expenses. One loan for $15,000 is repayable out of proceeds received from a Credit Agreement (See Note 11) and one loan for $100,000 is repayable December 14, 2015. On September 30, 2015 we received a short-term loan for $30,000 with interest accruing at 10% per annum repayable December 30, 2015.

During 2014, we received $50,000 from subscription proceeds pursuant to a $0.10 per Unit offering closed in Q1-2015.

Additional Capital

As of September 30, 2015, we had cash of $8,439 and working capital of $993,147. During the nine months ended September 30, 2015 we sold 10,800,000 Units at $0.10 per Unit for cash proceeds of $1,005,000 and debt settlement of $75,000. Each Unit consisted of one share of restricted common stock and one-half of a warrant. Each whole warrant allows the holder to purchase one additional share at a price of $0.20 per share at any time between March 10, 2016 and May 27, 2016.

On November 6, 2015, we entered into a Credit Agreement with TCA Global Credit Master Fund, LP (the “Lender”). Under the terms of the Credit Agreement, the Lender has committed to lend a total of $3,500,000 (the “Credit Facility”) to us pursuant to a senior secured revolving note (the “Note”). The Note accrues interest at a rate of twelve percent per annum. The initial tranche of $650,000 was funded on November 6, 2015 and shall mature on November 6, 2016. Following the initial tranche, the Company must meet specific requirements to gain access to an additional $250,000 being held in escrow and must meet specific monthly collateral requirements to further draw upon the Credit Facility. The Credit Facility is secured by a senior secured interest in all of our assets. In connection with the Credit Facility, we were obligated to pay a $150,000 facility fee. As security for this fee we issued 3,000,000 shares of restricted common stock to the Lender who has the right to sell enough shares to recover its fee. Any excess shares not sold will be returned to us for cancellation. We have the right to buy-back these shares by paying $150,000 to the Lender on or before May 6, 2016.

Cash used in operations during the nine months ended September 30, 2015 totaled $1,049,413 compared to $1,626,459 during the comparative nine months ended September 30, 2014. We incurred a net loss of $445,585 and $1,330,272 for the three and nine months ended September 30, 2015 compared to $669,596 and $1,791,974 for the three and nine months ended September 30, 2014. The decrease in both net loss and cash used in operations compared to the comparable period is primarily driven by achieving greater operational efficiencies and reducing operating expenses.

We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. As of November 13, 2015, we believe that our current cash and operating expense reductions combined with increased sales and gross margins will be sufficient to meet our anticipated cash needs through the first half of 2016. We have made significant reductions in operating expenses and personnel. Thus in the remainder of 2015 we will be better able to align our operations with available capital and slow our cash used in operations. We believe that these cost controls and realigned expenses combined with the Credit Facility proceeds are strategically important to further our long-term viability.

We believe that the existing amount of working capital together with access to further funds pursuant to the Credit Facility is sufficient to alleviate the uncertainties relating to our ability to successfully execute on our business plan and finance our operations through the first half of 2016.  Our financial statements for the periods presented were prepared assuming we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at September 30, 2015, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. While there are a number of significant accounting policies affecting our financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

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

Intangible Assets

Intangible assets are comprised primarily of the cost of formulations of our products and of trademarks that represent our exclusive ownership of Natural Cabana®, PULSE® and PULSE: Nutrition Made Simple®, all used in connection with the manufacture, sale and distribution of our beverages. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset.  An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the three months ended September 30, 2015, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Robert E. Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures are those procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015. Based on that evaluation, it was concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Securities Issued in Unregistered Transactions

On August 27, 2015 we issued 7,888 common shares, valued at $1,025, to two salespeople for incentive bonuses earned. We relied on exemptions from registration under the Securities Act provided by Rule 506.

Subsequent Sales of Unregistered Securities

Subsequent to September 30, 2015, we issued 3,000,000 shares of restricted common stock to TCA Global Credit Master Fund, LP in connection with entering into a Credit Agreement. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The persons who acquired these shares were sophisticated investors and were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these shares. The persons who acquired these shares acquired them for their own accounts. The certificates representing these shares will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration under the Securities Act. No commission was paid to any person in connection with the offer or sale of these securities.

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

THE PULSE BEVERAGE CORPORATION

Date: November 13, 2015	BY:	/s/ Robert E. Yates
Robert E. Yates, Principal Executive and Financial Officer