Form 10-K
period 2015-12-31
Pulse Beverage Corp
filed 2016-03-30
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Yes  [X]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]   No  [X]

As of the last business day of the second fiscal quarter, June 30, 2015, the aggregate market value of common stock held by non-affiliates was approximately $10,845,000 using the closing price on that day of $0.18.

As of March 30, 2016, there were 68,924,980 shares of the Company’s common stock issued and outstanding.

Documents Incorporated by Reference: None.

THE PULSE BEVERAGE CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of March 30, 2016. Our actual results, performance or achievements could differ materially from historical results as well the results expressed in, anticipated or implied by these forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In particular, our business, including our financial condition and results of operations, may be impacted by a number of factors, including, but not limited to, the following:

  Our ability to successfully execute on our 2016 operating plan;
  Our ability to establish new, and maintain existing distribution arrangements with distributors, retailers, brokers and regional and national retail accounts, most of whom sell and distribute competing products, and whom we rely upon to employ sufficient efforts in managing and selling our products, including re-stocking retail shelves with our products, on which our business plan and future growth are dependent in part;
  Our ability to successfully re-introduce our PULSE® Heart & Body Health brand of functional beverages, including our sales and marketing strategies relating to the distribution and sales at a retail level;
  Our continued ability to secure store listings, obtain favorable placement within each store and increase case sales through promotions with respect to Natural Cabana® Lemonade, Limeade and Coconut Water;
  Our ability to receive further advances from our credit facility of $3.5 million;
  Our continued ability to use our working capital resources to efficiently finance the growth of our business, including building inventory levels and financing receivables from our customers and then to generate sufficient cash flow from operations to preserve our existing cash resources and achieve profitability;
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

PART I

ITEM 1. BUSINESS

Our Business

We are a Northglenn, Colorado based beverage company formed in 2011 by beverage industry veterans for the purpose of exploiting niche markets in the beverage industry. We own two beverage brands: Natural Cabana® Lemonade/Limeade and Coconut Water and PULSE® Heart & Body Health functional beverages. We introduced our Natural Cabana® Lemonade in 2012 and since then have developed a multi-national comprehensive distribution system in 47 states, Canada, Mexico and China. By establishing a multi-national distribution system, Pulse has secured more than 15,000 listings for its Lemonades/Limeades and more than 5,000 listings for its Coconut Waters with regional and national grocery and convenience chain stores such as: Albertsons/Safeway/Tom Thumb/City Markets, Walmart, Kroger/Fred Meyer, Kmart, Circle K, Walgreens, 7-Eleven, Whole Foods, Hy-Vee Supermarket, , Food City, Raley's Supermarkets, Price Chopper Supermarkets, WinCo Foods, ShopeRite Supermarkets and Racetrac.

We have been in business with Natural Cabana® Lemonade for four years. We expanded this brand into Limeade, which started selling in January, 2014, and into Coconut Water, which started selling in March, 2014. Our PULSE® Heart & Body Health brand of functional beverages, originally developed by Baxter Healthcare, will be re-introduced and marketed with new packaging later in 2016. We believe the new packaging will have wider distributor, buyer and consumer appeal. Using our well established and comprehensive distribution system, we will introduce PULSE® Heart & Body Health into our existing distribution system through natural beverage distributers such as: United Natural Food, Inc. and Nature’s Best, the two largest natural food distributors.

We currently produce, market, sell and distribute our brands through our strategic regional and international distribution system, which includes over 85% Class “A” distributors such as Sysco, The Sygma Network, UNFI and distributors for Anheuser Busch, Miller Coors, Pepsi, RC/7-Up, Coke and Cadbury Schweppes.

Our principal executive offices are located at 11678 N Huron Street, Northglenn, Colorado 80234, and our telephone number at this address is (720) 382-5476. Our website is www.pulsebeverage.com. Information contained on our website is not a part of this Annual Report on Form 10-K. We completed our initial public offering on February 15, 2011. On June 24, 2015 our common stock began trading on the OTCQX® Best Marketplace for established global and growth companies operated by OTC Markets Group Inc.

Overview and Mission

Our mission is to be one of the market leaders in the development and marketing of natural and functional beverage products that provide real health benefits to a significant segment of the population and are convenient and appealing to consumers. We have an experienced management team of beverage industry executives that have strong relationships in the industry and have successfully launched and/or managed the distribution for more than twenty-five major brands over the past twenty five years.

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

Products

Natural Cabana® Lemonade/Limeade

Natural Cabana® Lemonade/Limeade is a line-up of refreshing, all-natural, “good-for-you”, ready-to-drink lemonades/limeades in a 20oz glass bottle in seven flavours: Natural Lemonade, Cherry Lemonade, Strawberry Lemonade, Mango Lemonade, Natural Limeade, Cherry Limeade and Raspberry Limeade. Natural Cabana® Lemonades/Limeades contain no artificial sweeteners or coloring with significant reduction in calories compared to competing products; having only 60 calories and 19 grams of sugar per 8 oz. serving. Lemonades and limeades are part of a high-growth market with few entrants. There is only one other all-natural lemonade in the marketplace that is offered in a smaller 16oz glass format. We believe that the lemonade/limeade market is well established and that there is an immediate demand in North America and internationally.

Natural Cabana® Lemonades/Limeades are targeted to beverage consumers desiring a lower calorie, all natural, thirst quenching beverage for enjoyment and rehydration. Nationally, only a handful of companies market ready-to-drink lemonades. We believe Natural Cabana® Lemonades/Limeades have competitive advantages over existing lemonade brands as follows: offered in a large format 20oz glass bottle, has 60 calories per 8oz. serving compared to over 100 calories of most competing beverages and is made of 100% all natural ingredients. The fact that Natural Cabana® Lemonades/Limeades contain no preservatives or artificial sweeteners means that they can be sold in health food stores such as Whole Foods, GNC Live Well, Vitamin Cottage, Sunflower and others. The following is a summary of our competition in the lemonade segment:

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

Natural Cabana® Coconut Water

We introduced Natural Cabana® Coconut Water, in natural and pineapple flavours in a 16.9oz can, in March, 2014 as a major line extension to our Natural Cabana® Lemonades/Limeades. We recently added a 11.2oz can as a 6 pack in a cardboard carton.

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

While there are a number of competing brands in this category, we believe our pricing strategy, established existing distribution network, and exceptional taste of our Natural Cabana® Coconut Water brand will give us a competitive advantage in the marketplace.

PULSE® Heart & Body Health

PULSE® Heart & Body Health functional beverage (“PULSE®”) is an effective nutritional supplement for those seeking a healthy lifestyle. It is a natural beverage product that is high in antioxidants, selenium, Vitamin C and soluble fiber. Drinking one bottle has more fiber than two and half servings of oatmeal. It is bottled without preservatives and in three naturally sweetened great tasting flavors: Pomegranate/Blackberry, Pear/Peach and Strawberry/Grapefruit. Pulse® Heart & Body Health formula contains safe and effective levels of important ingredients to support the health of our heart and cardiovascular and immune systems.

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

International market development – The expansion into international markets with our Natural Cabana® Lemonades/Limeades and Coconut Waters, together with the re-introduction of PULSE® Heart & Body Health functional beverages, remains a key value driver for our growth.

Cost Management – The principal focus of controlling cost inputs will continue to center around reducing input supply and production costs on a per-case basis, including raw material costs and co-packing fees. The converting raw materials into finished goods and finished goods into accounts receivable and the reduction of days to collect accounts receivable while aligning our overhead costs with our growth are key areas of focus in 2016.

Efficient Capital Structure – Our capital structure is intended to optimize our working capital to finance expansion, both domestically and internationally. We believe our strong capital position currently provides us with a competitive advantage.

We believe that, subject to increases in the costs of certain raw materials being contained, these value drivers, when properly implemented, will result in: (1) maintaining and increasing our gross profit margins; (2) providing additional leverage over time through reduced expenses as a percentage of net revenues; and (3) optimizing our cost of capital. The ultimate measure of success is and will be reflected in our current and future results of operations including positive cash flow.

Gross and net sales, gross profits, contribution to fixed expenses, operating income, net income and net income per share represent key measurements of the above value drivers. These measurements will continue to be a key management focus in 2016. See ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION for a full discussion of our operations for 2015.

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

Our growth strategy includes:

-	expanding our US distribution reach in order to service national chain stores;
-	expanding our brands in Canada to include Coconut Water and PULSE;
-	rolling out our national sales strategy in Mexico with our Natural Cabana® Coconut Water first followed by a 16.9oz version of our Lemonade/Limeade called “Limonada”;
-	increase awareness of our Natural Cabana® Coconut Water brand in the United States, Canada and Mexico;
-	successfully re-introducing PULSE® Heart & Body Health functional beverage;
-	introducing our new 16.9oz Lemonade/Limeade in a glass bottle under the control brand concept;
-	securing additional chain, convenience and key account store listings for all our brands nationwide and internationally;
-	increasing our direct-to-consumer online shopping;
-	focusing on full service Class “A” distributors;
-	establishing our own Southern California distributorship;
-	focusing on placing our products in produce, natural and cold sets as opposed to the grocery isles;
-	completing a strategic acquisition of a successful emerging “good-for-you” beverage brand;
-	introducing a beverage that will compete in the energy drink marketplace;
-	completing the development of a third branded product that will compete in an additional segment of the beverage market; and
-	obtain a NASDAQ or NYSE MKT listing.

Expansion into Mexico:

We secured an agreement with an established Mexico distributor, Café El Marino, to distribute Natural Cabana® Coconut Water and have sold our first shipment of 7,500 24pack cases. Café El Marino has been in business for more than 60 years and has more than 1,000 employees with distribution points in every major city in Mexico and distribution routes to almost all retail outlets. Our Mexico operations are headed by Carlos Villarreal. Mr. Villarreal was responsible for the Mexico introduction and distribution of Monster Energy Drink® in 2004 and led the expansion across all of Mexico up until June, 2010. Mr. Villarreal has worked with leading brands such as Dr. Pepper Snapple and Miller, among others, in their entry/distribution strategies. He has also served as a Director for Anheuser-Busch and for Grupo Modelo (Corona) in the U.S. and Mexico.

We plan to produce Natural Cabana® Lemonades/Limeades (known as “Limonada”) for the Mexico market in a 16.9oz glass “PULSE bottle” format.

Expansion into China:

In September, 2015 we began shipping Natural Cabana Lemonade/Limeade to China through Nantong King Food Co. (“Nantong King”), a member of the Beijing Rosa International Trading Company, based out of Nantong City, 50 miles north of the Port of Shanghai. Nantong King re-ordered in December, 2015.

Prominent Industry Acquisitions:

Monster Beverage Corporation – In 2014, Coca Cola purchased a 16.7% stake in Monster for $2.15 billion. Monster’s sales over the last 12 months were more than $2.6 billion.

VOSS Water® - slightly more than a 50% interest was sold for $105 million to the Reignwood Group (the parent company of Red Bull China). Voss’s sales increased by 25% in 2015 to $77.5 million.

Vita Coco® - a 25% interest was sold for $165 million resulting in a valuation of $660 million. Vita Coco’s sales increased 31% in 2014 to $421 million.

Sweet Leaf Tea® and Tradewinds brands – Nestle purchased these brands for $100 million when sales were $53 million in 2010.

SUJA Juice - In 2015, Coca Cola invested $90 million for a 30% stake and the merchant banking arm of Goldman Sachs also agreed to pay $60 million for a 20% interest which places a value of $300 million. Sales were $42 million in 2014 and sales are projected to be more than $70 million for 2015.

Bai Brands - Dr Pepper Snapple has invested $15 million for a 3% interest which places a value of $500 million on the brand. Bai brands was projecting sales of $125 million for 2015.

Vitamin Water® - Coca-Cola® purchased Vitamin Water® for a reported $4.1 billion when they were selling approximately 10 million cases per year and had approximately $200 million in sales.

SOBE® - Pepsi-Cola® purchased SOBE® for a reported $378 million when they were selling approximately 3 million cases per year and had approximately $60 million in sales.

FUZE® - Coca-Cola® purchased FUZE® for a reported $300 million when FUZE®, at the time, was selling approximately 7 million cases per year and had approximately $140m in sales.

Arizona Iced Tea® - turned down an offer from Coca-Cola® for $2.1 billion. At the time of the offer, Arizona Iced Tea® was selling approximately 25 million cases per year and $500m in sales.

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

Industry watchers are particularly confident about the prospect for drinks that are functional and that offer therapeutic benefits and as such capitalize on the public’s growing interest in products that promise to improve health. Although we will face competition in our bid for market share, we believe, based on market research, that our products, strong packaging, unique formulations and promotions will induce early trial and in the course of two years build a widespread and loyal following. We also believe that our products will have strong appeal in Europe and the Pacific Rim, in particular, China. Key drivers of the Chinese beverage market include rising inflows of foreign direct investment, growing levels of consumer spending power, an increasingly health conscious consuming public and the Chinese government’s market-focused economic policy. We believe our products will be accepted in China because of China’s growing desire for healthy products, its growing middle class and its interest in brands that come from North America.

Distribution Systems

Our distribution systems are comprised of the following:

Direct Store Delivery (“DSD”)

DSDs primarily distribute beverages, chips, snacks and milk and provide pre-sales, delivery and merchandising services to their customers. Service levels are daily and weekly and they require 25% to 30% gross profit from sales to their customers. As of March 30, 2016, we maintained a network of more than 150 distributors in over 48 states in America, nine provinces in Canada, Panama, Mexico, Bermuda and Ireland. We grant these independent distributors the exclusive right in defined territories to distribute finished cases of one or more of our products through written agreements. These agreements typically include compensation to those distributors in the event we provide product directly to one of our regional retailers located in the distributor’s region. We are also obligated to pay termination fees for cancellations of most of these written distributor agreements, which have terms generally ranging from one to three years. We have chosen, and will continue to choose, our distributors based on their perceived ability to build our brand franchise in convenience stores and grocery stores.

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

Production Facilities

We outsource the manufacturing and warehousing of our products to independent contract manufacturers (“co-packers”). We purchase our raw materials from North American suppliers which deliver to our third party co-packers. We currently use three co-packers located in Oregon, Virginia and Nebraska to manufacture and package our products. We are also seeking a co-packer for our northeast geographic area. Having three strategically located co-packers reduces our shipping rates and transport times. We intend to identify co-packers in northeast US, Texas, Canada, Europe, and Asia to support the expansion of our products in those markets and Mexico. Once our products are manufactured, we store finished product in a warehouse adjacent to each co-packer or in third party warehouses. Our co-packers were chosen on the basis of their proximity to markets covered by our distributors. Most of the ingredients used in the formulation of our products are off-the-shelf and thus readily available. No ingredient has a lead time greater than two weeks. Other than minimum case volume requirements per production run for most co-packers, we do not have annual minimum production commitments with our co-packers. Our co-packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs.

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

We are committed to building products that meet or exceed the quality standards set by the U.S., Canadian, China and Mexico governments. Our products are made from high quality all natural ingredients. We ensure that all of our products satisfy our quality standards. Contract manufacturers are selected and monitored by our own quality control representatives in an effort to assure adherence to our production procedures and quality standards. Samples of our products from each production run undertaken by each of our contract manufacturers are analyzed and categorized in a reference library. The manufacturing process steps include source selection, receipt and storage, filtration, disinfection, bottling, packaging, in-place sanitation, plant quality control and corporate policies affecting quality assurance. In addition, we ensure that each bottle is stamped with a production date, time, and plant code to quickly isolate problems should they arise.

For every run of product, our contract manufacturers undertake extensive testing of product quality and packaging. This includes testing levels of sweetness, taste, product integrity, packaging and various regulatory cross checks. For each product, our contract manufacturers must transmit all quality control test results to us for reference following each production run. Testing also includes microbiological checks and other tests to ensure the production facilities meet the standards and specifications of our quality assurance program. Water quality is ensured through activated carbon and particulate filtration as well as alkalinity adjustment when required. Flavors are pre-tested before shipment to contract manufacturers from the flavor manufacturer. We are committed to ongoing product improvement with a view toward ensuring the high quality of our product through a stringent contract packer selection and training program.

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

Our contract manufacturers presently offer non-refillable, recyclable containers in the U.S. and various other markets. Legal requirements have been enacted in jurisdictions in the U.S. and Canada requiring that deposits or certain eco-taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other beverage container related deposit, recycling, eco-tax and/or product stewardship proposals have been introduced in various jurisdictions in the U.S. and Canada. We anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the U.S. and Canada.

New Product Development

Our product philosophy will continue to be based on developing products in those segments of the market that offer the greatest chance of success such as health, wellness and natural refreshment and rehydration, and we will continue to seek out underserved market niches. We believe we can quickly respond, given our technical and marketing expertise, to changing market conditions with new and innovative products. We are committed to developing products that are distinct, meet a quantifiable need, are proprietary, lend themselves to at least a 30% gross profit, project a quality and healthy image, and can be distributed through existing distribution channels. We are identifying brands of other companies with a view to acquiring them or taking on the exclusive distribution of their products.

Intellectual Property

We acquired all of the property and equipment, formulations, rights and trademarks associated with PULSE® from Health Beverage, LLC pursuant to an Asset Purchase Agreement that closed on January 31, 2011.

We own the following intellectual property:

-	the right from Baxter Healthcare Corporation to use the following side panel (label) statement for PULSE® Heart & Body Health™: “PRODUCT FORMULATION DEVELOPED UNDER LICENSE FROM BAXTER HEALTHCARE CORPORATION”;
-	water-based beverage formulations, specifications, manufacturing methods and related Canadian and US unregistered trademark for PULSE® - Heart Healthy™. This trademark is being used currently and will not expire as long as we continue to use it;
-	registered trademarks: “PULSE” – USA & CANADA (a water-based beverage) U.S. No. 2698560, Canada: TMA 622,432 and “PULSE: NUTRITION MADE SIMPLE” – USA ONLY. U.S. No. 2819813. In general, trademark registrations expire 10 years from the filing date or registration date, with the exception in Canada, where trademark registrations expire 15 years from the registration date. All trademark registrations may be renewed for a nominal fee; and

-	the trademark Natural Cabana® in connection with our Natural Cabana® Lemonade, Limeade and Coconut Water.

We consider our trademarks, trade secrets and the license right described above to be of considerable value and importance to our business.

Segment Information

We have one operating segment: Non-carbonated beverages; and one reportable geographic segment: North America.

Research and Development

During the year ended December 31, 2015 we spent $995 (2014 - $55,674) on research and development costs associated with the changing of PULSE® brand of functional beverages from gender specific formulations to a new, non-gender specific formulation. We believe the new formulation will have significantly wider consumer appeal.

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

Employees

As of December 31, 2015, we had twenty-six employees/consultants, including Robert E. Yates, who serves as our President and Principal Executive, Financial and Accounting Officer.

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

Our success depends to a certain degree upon key members of our management. These individuals are a significant factor in our growth and ability to meet our business objectives. We have an experienced management team of beverage industry executives who have successfully launched and/or managed the distribution for more than twenty-five major brands over the past twenty five years. They have strong relationships with distributors and buyers who supply thousands of retail outlets, supermarkets and convenience stores. The loss of our key management personnel could slow the growth of our business, or cause us to cease operations, which may result in the total loss of an investment in our securities.

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

Because we rely on our distributors, retailers and brokers that distribute our competitors’ products along with our own products, we have little control in ensuring our product will be delivered to our customers by our distributors, which could cause our sales to suffer.

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

The recent volatility in the global oil markets has resulted in unstable fuel and freight prices. Due to the price sensitivity of our products, we do not anticipate that we will be able to pass any increased costs on to our customers.

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

We have been operating since February 15, 2011 and in production since September 22, 2011 and have not yet achieved positive cash flow from operations or profitability. We have generated start-up losses to date while we build our distribution network, which could adversely affect our stock price. For the period from inception through December 31, 2015, we have accumulated losses in excess of $13 million. We face a number of risks encountered by emerging growth companies, including our need to obtain long-term sources of financing, and our need to manage expanding operations in 2016. Our business strategy may not be successful, and we may not successfully address these risks. If we are unable to achieve profitable operations, investors may lose their entire investment in us.

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

Risks Related to our Common Stock

Our securities are traded on the on the OTCQX® Best Marketplace, which may not provide us as much liquidity for our investors as more recognized senior exchanges such as the NYSE MKT and NASDAQ.

On June 24, 2015 our common stock began trading on the OTCQX® Best Marketplace for established global and growth companies operated by OTC Markets Group Inc. The OTC markets are inter-dealer, over-the-counter markets that provide significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges. Securities traded on these OTC markets are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. Quotes for stocks included on the OTC markets are not listed in newspapers. Therefore, prices for securities traded solely on the OTC markets may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

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

Our stock price has been subject to significant volatility, and you may not be able to sell shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to fluctuations in the past. During the year ended December 31, 2015, our common stock traded at prices as low as $0.08 per share and as high as $0.30 per share.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive offices are located at 11678 N Huron Street, Northglenn, Colorado 80234. We lease these facilities on a month-to-month basis at a cost of $5,587 per month. We lease warehouse space located in Denver, Colorado for $900 per month. We believe these facilities are suitable for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We are or may be involved from time to time in various claims and legal actions arising in the ordinary course of business, including proceedings involving employee claims, contract disputes, product liability and other general liability claims, as well as trademark, copyright, and related claims and legal actions. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

As of March 30, 2016, there were no known legal proceedings against us. No governmental agency has instituted proceedings, served, or threatened us with any complaints.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to April 5, 2011, there was no public trading market for our securities. We completed our initial public offering on February 15, 2011. On April 11, 2011 our common stock started trading under the symbol “PLSB” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc. On June 24, 2015 our common stock began trading on the OTCQX® Best Marketplace for established global and growth companies operated by OTC Markets Group Inc.

The following table sets forth the range of high and low bid prices for our common stock for each applicable quarterly period. The table reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year Ended December 31, 2015:

	High	Low
First Quarter	$0.30	$0.16
Second Quarter	$0.20	$0.13
Third Quarter	$0.18	$0.09
Fourth Quarter	$0.12	$0.08

Fiscal Year Ended December 31, 2014:

	High	Low
First Quarter	$0.81	$0.44
Second Quarter	$0.69	$0.40
Third Quarter	$0.48	$0.32
Fourth Quarter	$0.37	$0.12

The closing price of our common stock on the OTCQX on March 30, 2016 was $0.08 per share.

Number of Shareholders

As of March 30, 2016 there were 68,924,980 shares of our common stock issued and outstanding and approximately 2,500 shareholders. The transfer agent of our common stock is V-Stock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11958.

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

Stock Repurchases

There were no shares repurchased during the fourth quarter of 2015.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2015, we issued the following securities in unregistered transactions:

On November 6, 2015 we issued 3,000,000 common shares having a fair value of $150,000 pursuant to an Advisory Services Agreement in connection with a Credit Facility.

On December 31, 2015 we issued 88,277 common shares having a fair value of $12,000 pursuant to an employment contract.

On December 31, 2015 we issued 275,000 common shares having a fair value of $22,000 pursuant to an employment contract with an officer and director.

Subsequent Sales of Unregistered Securities

Subsequent to December 31, 2015, we issued the following securities in unregistered transactions:

On January 31, 2016 we issued 238,889 common shares and on February 29, 2016 we issued 238,889 common shares having an aggregate fair value of $40,611 pursuant to an employment contract with an officer/director.

We relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 with respect to the issuance of the shares listed above. The persons who acquired these securities were sophisticated investors who were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons acquired these securities for their own accounts. The shares cannot be sold unless pursuant to an effective registration statement or an exemption from registration. No commissions were paid to any person in connection with the issuance of these securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion that follows is derived from our consolidated audited balance sheets as of December 31, 2015 and 2014 and the audited consolidated statements of operations and cash flows for the years ended December 31, 2015 (‘2015”) and December 31, 2014 (“2014”).

	2015	2014	Increase (Decrease)
Gross Sales	$3,730,676	$3,802,136	$(71,460)
Less: Promotional allowances and slotting fees	(247,162)	(438,821)	191,659
Net Sales	3,483,514	3,363,315	120,199
Cost of Sales	2,405,874	2,402,869	3,005

Gross Profit	1,077,640	960,446	117,194

Expenses
Advertising, samples and displays	80,269	136,971	(56,702)
Freight-out	359,266	391,242	(31,976)
General and administration	1,288,224	1,578,363	(290,139)
Research and development	995	55,674	(54,679)
Salaries and benefits and broker/agent’s fees	1,208,603	1,401,742	(193,139)
Stock-based compensation	606,556	166	606,390

Total Operating Expenses	3,543,913	3,564,158	(20,245)

Net Loss from Operations	(2,466,273)	(2,603,712)	(137,439)

Total Other Expenses	(242,653)	(127,614)	115,039
Net Loss	$(2,708,926)	$(2,731,326)	$(22,400)

Net Sales

During 2015 gross revenues, on sale of 265,227 cases (2014 – 279,729 cases) of Natural Cabana® Lemonade/Limeade, declined by $116,523 to $3,070,600 (2014 - $3,187,123). During 2015 gross revenues, on sale of 58,474 cases (2014 – 54,814 cases) of Natural Cabana® Coconut Water, increased by $16,957 to $630,244 (2014 - $613,287). During 2015 gross revenues, on sale of 1,526 cases (2014 – 54 cases) of PULSE® Heart & Body Health, increased by $28,106 to $29,832 (2014 - $1,726).

During 2015 our overall net sales, after promotional allowances and slotting fees, increased by $120,199 (3.6%) to $3,483,514 (2014 - $3,363,315). During 2015, promotional allowances and slotting fees, decreased by $191,659 to $247,162 (2014 - $438,821). As a percentage of gross sales, promotional allowances and slotting fees decreased by 5% to 6.6% (2014 – 11.6%). During 2015 we eliminated some promotional programs that were not as effective as planned and reduced slotting fees paid for shelf space.

We were delayed in switching over to our new coconut water supplier, and as a result net sales of coconut water did not increase as much as planned. Our new coconut water was widely taste-tested and paneled and the consensus of opinion was that it better suits the palette of North American coconut water consumers. The majority of our existing distributors, and recently secured retail chains, delayed ordering until we received this product in early December, 2015. Additionally, the remainder of new accounts secured did not order coconut water until early in 2016 so as to kick off new displays in cold sections leading up to the warmer months. We recently introduced a smaller 11.2oz six-pack coconut water which some big box retailers find easier to sell; this should increase net sales in 2016. We expect overall net sales to increase as we expand our markets internationally into Mexico, China and Canada and as we introduce a 16.9oz control branded lemonade/limeade in April, 2016. We also intend on repackaging PULSE Heart & Body Health into a more attractive package and re-introducing this brand into the Southern California marketplace and China. Our China distributor began ordering Lemonade/Limeade in September and our Mexico distributor was shipped its first order of 15,000 cases of Natural Cabana® Coconut Water, which sale was recorded in 2015. Due to changes in food laws in Mexico during the process of shipping product from Asia, we must overlay labels with a new information label. This has delayed the reorder in Mexico until the second quarter of 2016. Our distributor will initially distribute Natural Cabana® Coconut Water to more than 3,000 stores in Mexico including: Soriana, 7-Eleven, Calimax, Circlulo K, Dax, Smart & Final, and Farmacia Roma. We are planning to introduce a Natural Cabana® Lemonade/Limeade (“Limonada”) in a 16.9oz glass “PULSE bottle” format for the Mexico market in 2016.

Cost of Sales

During 2015 cost of sales increased by $3,005 to $2,405,874 (2014 – $2,402,869). As a percentage of net revenue, cost of sales for 2015 decreased by 2.38% to 69.06% (2014 – 71.44%). We expect cost of sales for the production of Natural Cabana® Lemonade/Limeade to remain stable throughout 2016 due to fairly stable raw material costs. We expect cost of sales for Natural Cabana® Coconut Water to significantly reduce due to the lower cost of coconut water sourced from our new Asian manufacturer and lower ocean-shipping costs.

Gross Profit

During 2015 gross profit increased by $117,194 to $1,077,640 (2014 - $960,446). Gross profit for 2015, as a percent of net sales, increased by 2.38% to 30.94% (2014 – 28.56%). We expect gross profit for the sale of Natural Cabana® Lemonade/Limeade to remain stable throughout 2016 due to fairly stable sales prices, promotional programs and raw material costs. We expect gross profit for Natural Cabana® Coconut Water to significantly increase due to the lower cost of coconut water sourced from our new Asian manufacturer and lower ocean-shipping costs. We also expect an increase in gross profit as we re-introduce PULSE®, a higher margin brand. We expect all of these factors to have a positive effect on our gross profit.

Expenses

Advertising, samples and displays

Advertising, samples and displays includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. During 2015 advertising, samples and displays expense decreased by $56,702 to $80,269 (2014 - $136,971). As a percentage of net sales, this expense decreased by 1.8% to 2.3% (2014 – 4.1%). We reduced this cost due to less display racks and barrels being needed in 2015. We expect this expense to increase in proportion to increases in sales mainly due to the expansion of Natural Cabana® Coconut Water and the re-introduction of PULSE® Heart & Body Health functional beverages and due to an overall increase in distribution reach both in the United States and internationally.

Freight-out

During 2015, freight-out decreased by $31,976 to $359,266 (2014 - $391,242). On a per case basis, freight-out decreased by $0.07 per case to $1.10 (2014 - $1.17). We expect freight-out, on a per case basis, to decrease due to lower transportation costs in the United States. Additionally, there will be limited freight-out charges associated with delivering our products to our Mexico distributor at the ports of entry in Mexico and our China distributor receiving our products at the port of exit in the United States.

Contribution to fixed expenses

Beverage companies are often compared on a contribution to fixed expense basis which includes gross profit less variable expenses such as advertising, samples and displays and freight-out. This line item is not GAAP and therefore it is not disclosed separately in our consolidated financial statements. During 2015, as a percentage of net sales, contribution to fixed expense increased by 5.47% to 18.32% (2014 – 12.85%). We expect contribution to fixed expenses to increase due to the reasons disclosed under each category above.

General and administrative

Overall we have rationalized our overhead to align our expenses to a new strategic way of conducting our business utilizing more warehouse direct distribution and utilizing strong international distributors that distribute, market and promote our brands in their territories. This reduces the amount of overhead we require to operate our business.

General and administration expenses for the years ended December 31, 2015 and 2014 consist of the following:

	2015	2014	Increase (Decrease)
Advisory and consulting fees	$110,000	$120,000	$(10,000)
Amortization and depreciation	106,423	98,433	7,990
Bad debts	156,090	24,470	131,620
Legal, professional and regulatory fees	129,965	149,454	(19,489)
Office, rent and telephone	254,448	235,260	19,188
Shareholder, broker and investor relations	245,950	560,723	(314,773)
Trade shows	875	40,723	(39,848)
Travel and meals	284,473	349,300	(64,827)

	$1,288,224	$1,578,363	$(290,139)

During 2015 general and administrative expenses decreased by $290,139 to $1,288,224 (2014 - $1,578,363). During 2015 we fully provided for a potential bad debt of $128,196 associated with one of our major distributors. We are working with this distributor to reverse the negative trend it is experiencing. In the meantime we have started our own distributorship in this geographic location in order to service our existing customers and to expand in that important marketplace. Shareholder, broker and investor relations decreased by $314,773 to $245,950 (2014 - $560,723). Of this expense, a total of $230,000 (2014 - $333,833) was associated with the issuance of our common shares. Currently we have no plans to increase the costs associated with communicating with our shareholders and potential investors and stock brokers. Trade shows expense decreased by $39,848 to $875 (2014 - $40,723) due to not attending certain conferences in 2015 such as the Natural Products Expo West Conference, Roth Capital Conference and Marcum Conference. Travel and meals decreased by $64,827 to $284,473 (2014 - $349,300) due to an overall effort to decrease overhead. Expense categories such as: advisory/consulting fees, amortization/depreciation, legal/professional/regulatory fees, and office/rent/telephone all fluctuated less than 10% when compared to 2014 and are not expected to change more than 10% in 2016.

Salaries and benefits and broker/agent’s fees

During 2015 salaries and benefits and broker/agent’s fees decreased by $193,139 to $1,208,603 (2014 - $1,401,742). This decrease was due to the rationalization of the number and placement of salespeople in the field. We concentrated on chain store listings and international expansion which is where we see the majority of our growth coming from. These areas of growth are generally handled by our two senior officers.

Stock-based compensation

On December 31, 2015 we granted stock options under the Amended 2011 Plan to certain officers, directors, employees and consultants to purchase 12,700,000 common shares at $0.10 per common share. A total of 10,375,000 stock options vested on December 31, 2015 and a further 2,325,000 stock options vest monthly at a rate of 138,889 shares per month for sixteen months and the remaining 102,776 shares vest on May 23, 2017. Of the 12,700,000 stock options granted a total of 7,500,000 were granted to three directors/officers valued at $440,274 of which $302,547 was charged to operations at December 31, 2015 and $135,927 will be amortized to operations over the next seventeen months ended May 23, 2017.

The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model. During the years ended December 31, 2015 and 2014, we recorded stock-based compensation of $606,556 and $166. The weighted average fair values of stock options vested during the year ended December 31, 2015 was $.06.

Other Income (Expense)

Other income (expense) for the years ended December 31, 2015 and 2014 consist of the following:

	2015	2014	Increase (Decrease)
Asset impairment	$(159,597)	$(74,877)	$84,720
Contract settlement	(7,009)	-	7,009
Financing expense	(10,000)	(26,000)	(16,000)
Interest (expense) income, net	(69,885)	5,027	74,912
Gain (loss) on disposal of equipment	3,838	(31,764)	(35,602)

	$(242,653)	$(127,614)	$115,039

During 2015 we incurred interest expense of $69,885, net of interest income of $826. We accrued interest of $8,663 on $145,000 of short-term bridge loans received in September, 2015 and we paid interest of $11,195 on our TCA loan received on November 6, 2015. We also incurred interest of $2,892 associated with credit card indebtedness during the year. Additionally, associated with the closing of the Credit Facility discussed in Note 7 to our consolidated financial statements, we incurred $281,230 of debt issuance costs which is being amortized to interest expense over the term of the loan to November 6, 2016. A total of $47,961 was charged to interest expense during the year ended December 31, 2015. During 2014 we received $8,156 interest income from interest earned on our cash balances and long-term note receivable. This was offset by interest expense of $3,129 associated with credit card indebtedness.

During 2015 we incurred a contract settlement cost of $7,009 (2014 - $nil) to allow us to enter into multiple other distribution agreements in a key geographic area.

During 2015 we incurred a $10,000 financing fee expense associated with a potential loan we elected not to take due to poor terms offered. During 2014 we incurred a financing expense of $26,000 being the fair market value of 100,000 common shares issued pursuant to a financing arrangement which did not materialize in a financing acceptable to us.

During 2015 our asset impairment expense was $159,597. We elected to write-down an inventory deposit due from our previous coconut water supplier in the amount of $45,333. A note receivable was written-down to a negotiated amount resulting in a loss of $6,993. We wrote-off a total of $63,742 of raw materials that were obsolete or expired and $23,766 of damaged or discontinued finished goods. We wrote-down trademarks totalling $19,763. During 2014 we incurred an asset impairment charge of $55,996 for raw materials obsolete or expired and trademarks written-down of $18,881.

During 2015 we received $6,736 from insurance proceeds from a delivery van written-off resulting in a gain of $3,838. In 2014 we sold a piece of manufacturing equipment installed at one of our co-packers for $18,000 resulting in a loss on sale of $31,764.

Net Loss

During 2015 net loss decreased by $22,400 to $2,708,926 (2014 - $2,731,326). This decrease was due to our 2015 operating plan which included rationalizing our overhead to align expenses with conducting our business differently using warehouse direct to distribute our products in the United States and using international distributors which handle all of their own promotions. This reduced the amount of overhead we incurred during 2015. We expect our monthly net losses to turn into monthly net income during the middle of 2016 due to increased net sales and gross profit and reduced expenses as discussed above.

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

Non-GAAP financial information not disclosed in the financial statements

During 2015 net loss, after adjustments to bring GAAP to net loss before corporation income taxes, depreciation and amortization, stock-based compensation and one-time charges (Adjusted EBITDA), decreased by $871,442 to $1,278,311 (2014 - $2,149,753). These reductions were due to a significant decrease in general and administrative expenses and a reduction in promotions, slotting, advertising and freight-out.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the year ended December 31, 2015 our cash position increased by $381,753 to $431,270 and our working capital position declined by $886,473 to $253,650. At December 31, 2015, our working capital consisted of: cash of $431,270; accounts receivable of $386,462; inventories of $988,910 (including finished product of $344,764 and raw materials of $644,146); and prepaid expenses of $15,461. Our current liabilities include accounts payable of $387,252, accrued expenses of $193,644, other current amounts due of $209,720, credit card indebtedness of $22,066 and loans payable of $755,771.

The following table sets forth the major sources and uses of cash for the year ended December 31, 2015 and 2014:

	2015	2014
Net cash used in operating activities	($1,347,360)	($1,797,974)
Net cash used in investing activities	(78,708)	(27,503)
Net cash provided by financing activities	1,807,821	100,000
Net increase (decrease) in cash	$381,753	($1,725,477)

Cash Used in Operating Activities

During 2015 we used cash of $1,347,360 in operating activities. This was made up of the net loss of $2,708,926 less adjustments for non-cash items such as: shares and options issued for services of $871,581, amortization and depreciation of $106,423, asset impairment of $159,597, a bad debt allowance of $156,091, amortization to interest expense of debt issuance costs of $47,961, a gain on sale of assets of $3,838 and reduction of note receivable for services of $92,800; all totaling $1,430,615. After non-cash items, the net cash loss was $1,278,311 compared to a cash loss during 2014 of $2,149,753, an improvement of $871,442. Our net cash used in operating activities as a result of changes in operating assets and liabilities was $69,049. We used cash of $127,970 to pay down our accounts payable. This was offset by decreases in current assets: accounts receivable of $2,196, inventory of $24,369, prepaid expenses of $22,806 and other assets of $9,550.

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

Cash Used in Investing Activities

During 2015 we used cash of $78,708 in investing activities. A total of $64,981 was spent on moulds, dies and label artwork, $6,387 on computer equipment associated with Walmart online processing system and $5,500 on a delivery van for Northern California. We spent $4,573 on trademarks and $4,003 on formulation and testing associated with bringing our PULSE® Heart & Body Health brand of functional beverages available for commercial production. We received $6,736 from insurance proceeds from a delivery van written-off.

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

Cash Provided by Financing Activities

On March 27, 2015 we sold 10,050,000 Units at $0.10 per Unit for cash proceeds of $1,005,000 of which $100,000 was received during the year ended December 31, 2014. On May 27, 2015 we sold an additional 750,000 Units at $0.10 per Unit for cash proceeds of $45,000, and debt settlement of $30,000. Each Unit consisted of one share of restricted common stock and one-half of a warrant. Each whole warrant allows the holder to purchase one additional share at a price of $0.20 per share at any time between March 10, 2016 and May 27, 2016.

In September, 2015 we received short-term loans totaling $145,000. These loans are unsecured and due on demand. Interest of $8,663 has been accrued at December 31, 2015 and included in accounts payable and accrued expenses. At March 30, 2016 these loans have not been demanded.

During 2014, we received $100,000 from subscription proceeds pursuant to a $0.10 per Unit offering closed on March 27, 2015.

On November 6, 2015, we entered into a Credit Agreement with TCA Global Credit Master Fund, LP (the “Lender”). Under the terms of the Credit Agreement, the Lender has committed to lend a total of $3,500,000 (the “Credit Facility”) to us pursuant to a senior secured revolving note (the “Note”). The initial tranche of $650,000 was funded on November 6, 2015 and a second tranche of $250,000 was funded on December 22, 2015 for a total of $900,000 advanced against this Credit Facility. This loan matures on November 6, 2016 unless extended by the Lender. We must meet specific monthly collateral requirements to further draw upon the Credit Facility (See “Additional Capital” below). The Credit Facility is secured by a senior secured interest in all of our assets. We are charged a 12% per annum rate of interest plus a 6% per annum administration fee on the daily loan balance outstanding. Repayment terms are 20% of gross receipts until we reach $130,000 of repayments after which we pay 10% of gross receipts. During the year we repaid $55,949 leaving a balance owing of $844,040 at December 31, 2015. Associated with the closing of the Credit Facility we incurred $281,230 of debt issuance costs which will be amortized to interest expense over the term of the loan to November 6, 2016. A total of $47,961 was charged to interest expense during the year ended December 31, 2015. The Lender has the right, in the Event of Default, to convert any outstanding amounts under the Note into restricted shares of the Company’s common stock based on 85% of the weighted value average price of the Company’s common shares over the prior 5 trading days prior to conversion. However, the Lender may not convert any portion of the Note to the extent that after giving effect to the shares which would be received on conversion, the Lender would beneficially own more than 4.99% of the Company’s common stock. In connection with the Credit Facility, we are obligated to pay a $150,000 facility fee which has been included in accounts payable and accrued liabilities. As security for this fee we issued 3,000,000 shares of restricted common stock to the Lender who has the right to sell enough shares to recover its fee. The value of these shares, being $150,000, was charged to additional paid in capital. Any excess shares not sold will be returned to us for cancellation. We have the right to buy-back these shares by paying $150,000 to the Lender on or before May 6, 2016.

Additional Capital

As of December 31, 2015, we had cash of $431,270 and working capital of $253,650. On March 22, 2016, we entered into Amendment No. 1 to Senior Secured Revolving Credit Facility Agreement (the “Amended Credit Facility”) whereby we were approved for an additional $1,000,000 loan under the Amended Credit Facility having the same terms as the initial $900,000 loan. The Amended and Restated Senior Secured Revolving Convertible Promissory Note matures November 6, 2016 unless extended by the Lender. We received $455,860, net of $44,140 of closing costs, on March 22, 2016 and will receive a further $250,000 once we collect an account receivable from our Mexico distributor. A further $250,000 will be received once we have met certain other performance criteria. In connection with this additional loan, we agreed to issue 10,558,069 shares of our restricted common stock to the Lender as an Advisory Fee. Notwithstanding the above, the Lender is restricted from receiving these shares to the extent that, after giving effect to the receipt of the shares, the Lender would beneficially own more than 4.99% of our common stock. Any shares not issued as a result of this limitation will be issued at a later date, and from time to time, when the issuance of these will not result in the Lender beneficially owning more than 4.99% of our common stock. We have the right to purchase these shares by paying $350,000 to the Lender on or before September 22, 2016.

These additional sources of cash will allow us to meet our working capital needs through to the middle of 2017. Cash used in operations during the year ended December 31, 2015 totaled $1,347,360 compared to $1,797,974 for 2014. The decrease in cash used in operations compared to 2014 is primarily driven by increasing our overall gross profit by $117,194 (12%), achieving greater operational efficiencies and reducing operating expenses.

We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. We believe our credit facility and equity financing alternatives will be made available to us to support our working capital needs in the future. These alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders.

As of March 30, 2016, we believe that our cash on hand, available working capital and financing alternatives will be sufficient to meet our anticipated cash needs through the first half of 2017 and is sufficient to alleviate the uncertainties relating to our ability to successfully execute on our business plan and finance our operations through the middle of 2017. Our financial statements for the years presented were prepared assuming we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at December 31, 2015, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Intangible Assets

Intangible assets are comprised primarily of the cost of formulations of our products and of trademarks that represent our exclusive ownership of “Natural Cabana®”, “PULSE®” and “PULSE: Nutrition Made Simple®”; all used in connection with the manufacture, sale and distribution of our products. We do not amortize trademarks as they have an indefinite life; we amortize our website over a period of 5 years on a straight-line basis and our formulations and related intangible assets based on case sales divided by 2,000,000 cases We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the years ended December 31, 2015 and 2014, we identified impairment of trademarks of $19,763 and $18,881, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 to our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,

To the Board of Directors and Stockholders of
The Pulse Beverage Corporation
Northglenn, Colorado

We have audited the accompanying consolidated balance sheets of The Pulse Beverage Corporation and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Pulse Beverage Corporation and subsidiary as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM, LLP
New York, New York
March 30, 2016

The Pulse Beverage Corporation
Consolidated Balance Sheets
As of December 31, 2015 and 2014
(Audited)

	2015	2014
ASSETS

Current Assets:

Cash	$431,270	$70,664
Accounts receivable, net (Note 3)	386,462	544,749
Inventories (Note 4)	988,910	1,146,120
Prepaid expenses	15,461	268,267
Other current assets	-	15,057

Total Current Assets	1,822,103	2,044,857
Property and equipment, net of accumulated depreciation of $266,099 and $174,613, respectively (Note 6)	247,235	266,553
Other Assets:
Loan receivable, net of current portion (Note 5)	-	177,232
Intangible assets, net of accumulated amortization of $52,683 and $39,548 (Note 6 )	1,131,793	1,156,115
Total Other Assets	1,131,793	1,333,347

Total Assets	$3,201,131	$3,644,757

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$790,616	$883,587
Credit card indebtedness	22,066	21,147
Loans Payable (Note 7)	755,771	-

Total Current Liabilities	1,568,453	904,734

Stockholders’ Equity:

Preferred stock, 1,000,000 shares authorized, $0.001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value 68,447,202 and 54,276,037 issued and outstanding, respectively (Note 8)	684	543
Additional paid-in capital	14,879,160	13,177,720
Subscriptions received (Note 8)	-	100,000
Accumulated deficit	(13,247,166)	(10,538,240)

Total Stockholders’ Equity	1,632,678	2,740,023

Total Liabilities and Stockholders’ Equity	$3,201,131	$3,644,757

(The accompanying notes are integral to these financial statements)

The Pulse Beverage Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2015 and 2014
(Audited)

	2015	2014
Gross Sales	$3,730,676	$3,802,136
Less: Promotional Allowances and Slotting Fees	(247,162)	(438,821)
Net Sales	3,483,514	3,363,315
Cost of Sales	2,405,874	2,402,869

Gross Profit	1,077,640	960,446

Expenses
Advertising, samples and displays	80,269	136,971
Freight-out	359,266	391,242
General and administration	1,288,224	1,578,363
Research and development	995	55,674
Salaries and benefits and broker/agent’s fees	1,208,603	1,401,742
Stock-based compensation (Note 11)	606,556	166

Total Operating Expenses	3,543,913	3,564,158

Net Operating Loss	(2,466,273)	(2,603,712)

Other Income (Expense)
Asset impairment	(159,597)	(74,877)
Contract settlement	(7,009)	-
Financing expense	(10,000)	(26,000)
Interest (expense) income, net	(69,885)	5,027
Gain (loss) on disposal of equipment	3,838	(31,764)

Total Other Income (Expense)	(242,653)	(127,614)

Net Loss	$(2,708,926)	$(2,731,326)

Net Loss Per Share – Basic and Diluted	$(0.04)	$(0.05)

Weighted Average Shares Outstanding – Basic and Diluted	62,861,000	52,007,000

(The accompanying notes are integral to these financial statements)

The Pulse Beverage Corporation
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2015 and 2014
(Audited)

	Shares #	Amount	Additional Paid-in Capital	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity

Balance – December 31, 2013	51,654,135	517	12,668,580	-	(7,806,914)	4,862,183
Shares issued for services rendered or to be rendered in a future period at an average fair value of $0.95	2,621,902	26	508,974	-	-	509,000
Common stock issuable		-	-	100,000	-	100,000
Stock-based compensation	-	-	166	-	-	166
Net loss	-	-	-	-	(2,731,326)	(2,731,326)

Balance – December 31, 2014	54,276,037	$543	$13,177,720	$100,000	$(10,538,240)	$2,740,023
Shares issued for cash at $0.10 per share	10,500,000	105	1,049,895	(100,000)	-	950,000
Shares issued for debt settlement at $0.10 per share	100,000	1	9,999			10,000
Shares issued for share issuance costs at a fair value of $0.10 per share	200,000	2	(2)			-
Shares issued for employment services at an average fair value of $0.14 per share	96,165	1	13,024			13,025
Shares issued to a director pursuant to an employment contract at a fair value of $0.08 per share	275,000	2	21,998			22,000
Shares issued as security for an accrued liability (Note 7)	3,000,000	30	(30)			-
Stock-based compensation	-	-	606,556	-	-	606,556
Net loss	-	-	-	-	(2,708,926)	(2,708,926)

Balance – December 31, 2015	68,447,202	$684	$14,879,160	$-	$(13,247,166)	$1,632,678

(The accompanying notes are integral to these financial statements)

The Pulse Beverage Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015 and 2014
(Audited)

	2015	2014
Cash Flow from Operating Activities
Net loss	$(2,708,926)	$(2,731,326)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	106,423	117,314
Asset impairment	159,597	55,996
Bad debt allowance	156,091	16,500
Amortization of deferred financing fees	47,961	-
Finance fee paid with shares	-	26,000
(Gain) loss on sale of assets	(3,838)	31,764
Reduction of long-term note for services	92,800	-
Shares and options issued for services	871,581	333,999
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,196	(134,216)
Decrease in prepaid expenses	22,806	19,777
Decrease (increase) in inventories	24,369	(10,767)
Decrease (increase) in other assets	9,550	(5,184)
(Decrease) increase in accounts payable and accrued expenses	(127,970)	482,169

Net Cash Used in Operating Activities	(1,347,360)	(1,797,974)

Cash Flow to Investing Activities
Proceeds from note receivable	-	5,292
Proceeds from disposal of asset	6,736	18,000
Purchase of property and equipment	(76,868)	(14,089)
Acquisition of intangible assets	(8,576)	(36,706)

Net Cash Used in Investing Activities	(78,708)	(27,503)

Cash Flow from Financing Activities
Proceeds from loans, net of finance costs	913,770	-
Repayment of loans payable	(55,949)	-
Proceeds from the sale of common stock, net of costs	950,000	100,000

Net Cash Provided by Financing Activities	1,807,821	100,000

Increase (Decrease) in Cash	381,753	(1,725,477)

Cash - Beginning of Year	49,517	1,774,994

Cash - End of Year	$431,270	$49,517

Non-Cash Financing and Investing Activities:

Shares issued for services, prepaid expenses and debt settlement	$881,581	$509,166

Supplemental Disclosures:

Interest paid	$13,296	$3,129
Income taxes paid	-	-

(The accompanying notes are integral to these financial statements)

The Pulse Beverage Corporation
Notes to Financial Statements
(Audited)

1.	Nature of Operations

Darlington Mines Ltd. (“Darlington”) was incorporated in the State of Nevada on August 23, 2006. On February 15, 2011 Darlington Mines Ltd. closed a voluntary share exchange transaction with a private Colorado company, The Pulse Beverage Corporation, which was formed on March 17, 2010, by and among us, The Pulse Beverage Corporation and the stockholders of The Pulse Beverage Corporation. The Pulse Beverage Corporation became a wholly-owned subsidiary. On February 16, 2011 Darlington’s name was changed to “The Pulse Beverage Corporation”.

We manufacture and distribute Natural Cabana® Lemonade, Limeade and Coconut Water and PULSE® Heart & Body Health functional beverages. Our products are distributed nationwide primarily through a series of distribution agreements with various independent local and regional distributors and on a warehouse direct basis with major retail chain stores. Our products are also distributed internationally in Canada, China and Mexico.

As of December 31, 2015, we had cash of $431,270 and working capital of $253,651. On March 22, 2016, we entered into Amendment No. 1 to Senior Secured Revolving Credit Facility Agreement (the “Amended Credit Facility”) whereby we were approved for an additional $1,000,000 loan under the Amended Credit Facility having the same terms as the initial $900,000 loan (See Note 6). The Amended and Restated Senior Secured Revolving Convertible Promissory Note matures November 6, 2016 unless extended by the Lender. We received $455,860, net of $44,140 of closing costs, on March 22, 2016 and will receive a further $250,000 once we collect an account receivable from our Mexico distributor. A further $250,000 will be received once we have met certain other performance criteria. In connection with this additional loan, we agreed to issue 10,558,069 shares of our restricted common stock to the Lender as an Advisory Fee. Notwithstanding the above, the Lender is restricted from receiving these shares to the extent that, after giving effect to the receipt of the shares, the Lender would beneficially own more than 4.99% of our common stock. Any shares not issued as a result of this limitation will be issued at a later date, and from time to time, when the issuance of these will not result in the Lender beneficially owning more than 4.99% of our common stock. We have the right to purchase these shares by paying $350,000 to the Lender on or before September 22, 2016.

These additional sources of cash will allow us to meet our working capital needs through to the middle of 2017. Cash used in operations during the year ended December 31, 2015 totaled $1,347,360 compared to $1,797,974 for 2014. The decrease in cash used in operations compared to 2014 is primarily driven by increasing our overall gross profit by $117,194 (12%), achieving greater operational efficiencies and reducing operating expenses.

We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. We believe our credit facility and equity financing alternatives will be made available to us to support our working capital needs in the future. These alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders.

As of March 30, 2016, we believe that our cash on hand, available working capital and financing alternatives will be sufficient to meet our anticipated cash needs through the first half of 2017 and is sufficient to alleviate the uncertainties relating to our ability to successfully execute on our business plan and finance our operations through the middle of 2017. Our financial statements for the years presented were prepared assuming we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of our wholly-owned Mexico subsidiary, Natural Cabana SA de CV and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to financial reporting. All intercompany transactions are eliminated upon consolidation.

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

Cash and Cash Equivalents

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash invested in money market accounts. As of December 31, 2015, there were no cash equivalents.

Accounts receivable

Accounts receivable primarily consists of trade receivables due from wholesalers, distributors and large chain stores. We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. Accounts receivable is reported as the customers’ outstanding balances less any allowance for doubtful accounts. We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance. The allowance for doubtful accounts was $156,090 and $16,500 at December 31, 2015 and 2014, respectively.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Upon disposal of equipment and leasehold improvements, the accounts are relieved of the costs and related accumulated depreciation or amortization, and resulting gains or losses are reflected in the Statements of Operations. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Equipment consists of bottle molds, office and warehouse equipment, and display coolers, all of which have an estimated life of five years.

Long-Lived Assets

We account for long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. There is an impairment charge in 2015 and 2014 related to trademarks written-down of $19,763 and $18,881, respectively.

Intangible Assets

Intangible assets are comprised primarily of the cost of formulations of our products and of trademarks that represent our exclusive ownership of “Natural Cabana®”, “PULSE®” and “PULSE: Nutrition Made Simple®”; all used in connection with the manufacture, sale and distribution of our products. We do not amortize trademarks as they have an indefinite life; we amortize our website over a period of 5 years on a straight-line basis and our formulations and related intangible assets based on case sales divided by 2,000,000 cases We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the years ended December 31, 2015 and 2014, we identified impairment of trademarks of $19,763 and $18,881, respectively.

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

Comprehensive loss

We have no elements of comprehensive income or loss during the years ended December 31, 2015 and 2014.

Seasonality

Our sales are seasonal and we experience fluctuations in quarterly results as a result of many factors. Historically, we have generated a higher percentage of our revenues during the warm weather months of April through September. Timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another. As a result, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the entire fiscal year.

Advertising costs

Advertising costs are expensed as incurred. During the years ended December 31, 2015 and 2014, we incurred advertising costs of $80,269 and $136,971, respectively.

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

Financial Instruments

We have financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis. Our financial instruments consist of cash, accounts and loans receivables, accounts payable and accrued expenses. The carrying amounts of our financial instruments approximate their fair values as of December 31, 2015 and 2014 due to their short-term nature.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The determination of taxes payable includes estimates. We believe that we have appropriate support for the income tax positions taken, and to be taken, on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. No reserves for an uncertain income tax position have been recorded for the years ended December 31, 2015 or 2014.

Concentration of Business and Credit Risk

Financial instruments and related items, which potentially subject us to concentrations of credit risk, consist primarily of cash and receivables. We place our cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of December 31, 2015 and 2014, we exceeded insurance limits by $139,381 and $nil, respectively.

We review a customer’s credit history before extending credit. At and for the year ended December 31, 2015 there was one customer with a balance owing to us of 39% of accounts receivable. In 2014 there was one customer with a balance owing to us of 25% of accounts receivable. There was one customer representing 13% of net sales in 2015 and no sales to a customer exceeding 10% for 2014.

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

Basic and Diluted Net Income (Loss) Per Share

Net loss per share is computed in accordance with ASC subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of our statements of operations. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if common stock was issued upon the exercise of stock options and warrants. For the years ended December 31, 2015 and 2014, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of outstanding warrants on our net loss. Total potentially dilutive common share equivalents relating to stock purchase warrants and options granted or issued, at December 31, 2015 and 2014 were 34,230,080 and 23,309,247, respectively. At March 30, 2016 there were 23,214,997 potentially dilutive common share equivalents.

Reclassification of Prior Period

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no impact on reported net loss, total assets or liabilities.

Recent Pronouncements

We continually assess any new accounting pronouncements to determine their applicability to our operations and financial reporting. Where it is determined that a new accounting pronouncement affects our financial reporting, we undertake a study to determine the consequence of the change to our financial statements and assure that there are proper controls in place to ascertain that our financial statements properly reflect the change.

During the fourth quarter of 2014, we adopted Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU was effective for fiscal years beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance has not had a material impact on our financial position, results of operations or cash flows.

During the first quarter of 2015, we adopted FASB’s guidance on reporting discontinued operations and disclosures of disposals of components of an entity. This standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for annual reporting periods ending after December 15, 2014. Early adoption was permitted but only for disposals that have not been reported in financial statements previously issued. The adoption of this guidance has not had a material impact on our financial position, results of operations or cash flows.

During the fourth quarter of 2015, we adopted ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and amortization of those costs should be reported as interest expense. This ASU is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. We adopted this change concurrently with our senior revolving loan secured together with related costs during the fourth quarter of 2015.

Recent Accounting Pronouncements Issued But Not Adopted as of December 31, 2015

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We are currently evaluating the impact of adopting this guidance.

In November 2015, the FASB issued (ASU) 2015-17, “Balance Sheet Classification of Deferred Taxes.” Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. We have adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against our net deferred tax assets.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement –Period Adjustments.” Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. We are currently evaluating the impact of adopting this guidance.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Further, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The new guidance should be applied on a retrospective basis to all periods presented. We are currently evaluating the impact of adopting this guidance.

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," which provides guidance about whether a cloud computing arrangement includes a software license. It also provides guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted. We will adopt this guidance on January 1, 2016. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which makes changes to both the variable interest model and voting interest model and eliminates the indefinite deferral of FASB Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities will need to re-evaluate their consolidation conclusions as well as disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2015, and early adoption is permitted, including any interim period. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, "Income Statement – Extraordinary and Unusual Items (Subtopic 225-20)," effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This update eliminates from GAAP the concept of extraordinary items. The adoption of ASU 2014-16 will not have a significant impact on our financial position or results of operations.

In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815)." Entities commonly raise capital by issuing different classes of shares, including preferred stock, that entitle the holders to certain preferences and rights over the other shareholders. The specific terms of those shares may include conversion rights, redemption rights, voting rights, and liquidation and dividend payment preferences, among other features. One or more of those features may meet the definition of a derivative under GAAP. Shares that include such embedded derivative features are referred to as hybrid financial instruments. The objective of this update is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2014-16 will not have a significant impact on ouir financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40), effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. We expect to adopt this guidance on January 1, 2017. We are currently evaluating the potential impact, if any, the adoption of ASU 2014-15 will have on footnote disclosures, however, we do not expect the adoption of this guidance to have any impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date of this guidance was for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and the guidance must be applied retrospectively or modified retrospectively. In July 2015, the FASB approved an optional one-year deferral of the effective date. As a result, we expect to adopt this guidance on January 1, 2018. We have not yet determined our approach to adoption or the impact the adoption of this guidance will have on our financial position, results of operations or cash flows, if any.

3.	Accounts Receivable

Accounts receivable consists of the following as of December 31:	2015	2014
Trade accounts receivable	$534,727	$540,355
Less: Allowance for doubtful accounts	(156,090)	(16,500)
Trade accounts receivable - net	378,637	523,855
Value added tax recoverable	2,290	-
Due from suppliers of services	5,535	20,894
	$386,462	$544,749

4.	Inventories

Inventories consists of the following as of December 31:	2015	2014
Finished goods	$344,764	$543,548
Deposit on finished goods	-	67,706
Raw materials	644,146	534,866
	$988,910	$1,146,120

5.	Loan Receivable

In 2011 we loaned $200,000 to a company owned by our Chief of Product Development. The loan bears interest at a rate of 4% per annum and matures on May 16, 2016 when a final payment of $174,000 is due. Catalyst repays this loan on a monthly basis at $1,060 principal and interest.

This company was owed fees of $164,931 at June 30, 2015 and it was agreed that these outstanding fees would offset the loan receivable due from this company after applying a 4% interest charge and the balance of the note, being $24,993, be written-down to $18,000. As a result we incurred an asset impairment charge of $6,993. As of December 31, 2015 the balance of the note receivable was $10,000 and the fees owing to Catalyst was $10,000. It was agreed that these two balances would offset, as a result, at December 31, 2015 the loan receivable balance was $nil.

6.	Property and Equipment and Intangible Assets

Property and equipment consists of the following as of December 31:	2015	2014
Manufacturing, warehouse, display equipment and molds	$337,253	$272,272
Office equipment and furniture	41,581	35,194
Mobile display unit and vehicles	134,500	133,700
Less: depreciation	(266,099)	(174,613)
Total Property and Equipment	$247,235	$266,553

For the years ended December 31, 2015 and 2014, depreciation expense was $93,288 and $85,873, respectively

Intangible assets consists of the following as of December 31:	2015	2014
Formulations, rights and patents	$969,696	$965,694
Website	62,675	62,675
Less: amortization	(52,682)	(39,547)
Trademarks – not amortized due to indefinite life	152,104	167,293
Total Intangible Assets	$1,131,793	$1,156,115

For the years ended December 31, 2015 and 2014, amortization expense was $13,135 and $12,560, respectively. Estimated amortization expense to be recorded for the next five fiscal years and thereafter is as follows:

2016	$25,098
2017	$36,989
2018	$48,320
2019	$72,480
2020	$96,640
Thereafter	$700,160

7.	Loans Payable

Loans payable consists of the following as of December 31:	2015	2014
Short-term loan – (a) below	$15,000	$-
Short-term loan – related party – (a) below	130,000	-
	145,000	-
Senior Secured Revolving Note – (b) below (Note 15)	844,040	-
Less: unamortized debt issuance costs	(233,269)	-
Net carrying value	610,771	-
	$755,771	$-

a)	In September, 2015 we received short-term loans totaling $145,000 of which $130,000 was received by a family trust of our Chief Executive Officer. These loans are unsecured and are due on demand. Interest of $8,663 has been accrued at December 31, 2015 and included in accounts payable and accrued expenses. At March 30, 2016 these loans have not been demanded.

b)	On November 6, 2015, we entered into a Credit Agreement with TCA Global Credit Master Fund, LP (the “Lender”). Under the terms of the Credit Agreement, the Lender has committed to lend a total of $3,500,000 (the “Credit Facility”) to us pursuant to a senior secured revolving note (the “Note”). The initial tranche of $650,000 was funded on November 6, 2015 and a second tranche of $250,000 was funded on December 22, 2015 for a total of $900,000 advanced against this Credit Facility. This loan matures on November 6, 2016 unless extended by the Lender. We must meet specific monthly collateral requirements to further draw upon the Credit Facility (See Note 15). The Credit Facility is secured by a senior secured interest in all of our assets. We are charged a 12% per annum rate of interest plus a 6% per annum administration fee on the daily loan balance outstanding. Repayment terms are 20% of gross receipts until we reach $130,000 of repayments after which we pay 10% of gross receipts. During the year we repaid $55,949 leaving a balance owing of $844,040 at December 31, 2015. Associated with the closing of the Credit Facility we incurred $281,230 of debt issuance costs which will be amortized to interest expense over the term of the loan to November 6, 2016. A total of $47,961 was charged to interest expense during the year ended December 31, 2015. The Lender has the right, in the Event of Default, to convert any outstanding amounts under the Note into restricted shares of the Company’s common stock based on 85% of the weighted value average price of the Company’s common shares over the prior 5 trading days prior to conversion. However, the Lender may not convert any portion of the Note to the extent that after giving effect to the shares which would be received on conversion, the Lender would beneficially own more than 4.99% of the Company’s common stock. In connection with the Credit Facility, we are obligated to pay a $150,000 facility fee which has been included in accounts payable and accrued liabilities. As security for this fee we issued 3,000,000 shares of restricted common stock to the Lender who has the right to sell enough shares to recover its fee. These shares are issued and outstanding as of December 31, 2015, however, the value will be recognized as the related liability is extinguished. Any excess shares not sold by the Lender will be returned to us for cancellation. We have the right to buy-back these shares by paying the $150,000 facility fee to the Lender on or before May 6, 2016.

8.	Common Stock

We have 100,000,000 shares of common stock authorized at a par value of $0.00001.

Equity transactions during the year ended December 31, 2015

a)	On March 27, 2015 we sold 10,050,000 Units at $0.10 per Unit for cash proceeds of $1,005,000 of which $100,000 was received at December 31, 2014. On May 27, 2015 we sold 750,000 Units at $0.10 per Unit for cash proceeds of $45,000, debt settlement of $30,000. Each Unit consisted of one share of restricted common stock and one-half of a warrant. Each whole warrant allows the holder to purchase one additional share at a price of $0.20 per share at any time between March 10, 2016 and May 27, 2016.

b)	During 2015 we issued a total of 96,165 common shares, having an aggregate fair value of $13,025 to three employees for services rendered.

c)	On November 6, 2015 we issued 3,000,000 restricted common shares. See Note 7 (c).

d)	On December 31, 2015 we issued 275,000 restricted common shares, having a fair value of $22,000, pursuant to an employment contract with a director.

Equity transactions during the year ended December 31, 2014

a)	During 2014 we issued a total of 2,621,902 common shares, having an aggregate fair value of $0.95 per share, pursuant to service agreements.

b)	On December 31, 2014 we reserved 1,000,000 common shares pursuant to subscriptions of $100,000 received at December 31, 2014.

9.	Warrants

At December 31, 2015 we had 21,080,080 common stock purchases warrants outstanding having an average exercise price of $0.44 per common share and having an average expiration date of .39 years. During the year warrants to acquire 4,554,167 common shares expired unexercised and a further 16,415,083 common shares expired unexercised subsequent to December 31, 2015.

10.	Preferred Stock

Pursuant to a Special Meeting of Shareholders held on July 29, 2011, the Shareholders amended our Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock, par value $0.001, issuable in series with rights, preferences and limitations to be determined by the Board of Directors from time to time. As of December 31, 2015 and 2014, there have been no issuances of preferred stock.

11.	Stock Options and Stock-based Compensation

On July 29, 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan") under which were authorized to grant up to 4,500,000 shares of common stock. On December 31, 2015 we approved the increase in the amount of shares authorized to be issued pursuant to the plan to 20,000,000 shares (the “Amended 2011 Plan”).

In 2012 we granted stock options under the 2011 Plan to certain officers, directors, employees and consultants to purchase 3,200,000 common shares at $0.50 per common share. On December 31, 2015 we cancelled 675,000 stock options to certain employees and consultants due to the expiry or cancellation of a contract. We also cancelled 1,950,000 stock options granted to two directors and a consultant per agreement to issue new stock options.

On December 31, 2015 we granted stock options under the Amended 2011 Plan to certain officers, directors, employees and consultants to purchase 12,700,000 common shares at $0.10 per common share. A total of 10,375,000 stock options vested on December 31, 2015 and a further 2,325,000 stock options vest monthly at a rate of 138,889 shares per month for sixteen months and the remaining 102,776 shares and $6,009 vest on May 23, 2017. Of the 12,700,000 stock options granted a total of 7,500,000 were granted to three directors/officers valued at $438,474 of which $302,547 was charged to operations at December 31, 2015.

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model. During the years ended December 31, 2015 and 2014, we recorded stock-based compensation of $606,556 and $166. The weighted average fair values of stock options vested during the year ended December 31, 2015 was $.06.

The weighted average assumptions used for each of the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Expected dividend yield	0%	-
Risk-free interest rate	1.71%	-
Expected volatility	103%	-
Expected option life (in years)	5	-

The following table summarizes the continuity of our stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	3,075,000	$0.50	3.34	$-

Granted	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Exercised	-	-	-	-

Outstanding, December 31, 2014	3,075,000	0.50	3.34	-

Granted	12,700,000	0.10	5.00	-
Forfeited/cancelled	(2,625,000)	-	-	-
Exercised	-	-	-	-

Outstanding, December 31, 2015	13,150,000	$0.11	4.87	$-

Exercisable, December 31, 2015	10,825,000	$0.12	4.85	$-

A summary of the status of our non-vested stock options outstanding as of December 31, 2015, and changes during the years ended December 31, 2015 and 2014 is presented below:

Non-vested stock options	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2013	25,000	$0.37

Granted	-	-
Vested	(25,000)	0.37
Non-vested at December 31, 2014	-	$-

Granted	12,700,000	$.06
Vested	(10,375,000)	0.06

Non-vested at December 31, 2015	2,325,000	$0.06

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plan at December 31, 2015:

	Number Outstanding	Weighted Average Remaining Contractual Life (Years)		Weighted Average Exercise Price

$0.10	12,700,000	5.00		$0.10
$0.50	450,000	1.33		$0.50

	13,150,000	4.87		$0.11
	Number Exercisable	Weighted Average Remaining Contractual Life (Years	)	Weighted Average Exercise Price

$0.10	10,375,000	5.00		$0.10
$0.50	450,000	1.33		$0.50

	10,825,000	4.85		$0.12

Stock-based compensation expense:

Stock-based compensation expense is recognized using the straight-line attribution method over the employees’ requisite service period. We recognize compensation expense for only the portion of stock options or restricted stock expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.

At December 31, 2015, we had unrecognized compensation expense related to unvested stock options of $135,927 to be recognized over a weighted-average period of 1.42 years.

12.	Income Taxes

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

The significant components of deferred tax assets and liabilities are as follows:

	2015	2014
Deferred tax assets:
Net operating loss	4,074,383	$3,331,573
Stock-based compensation	859,192	634,428
Other reserves	52,899	9,068
Asset impairment	-	32,524
	4,986,475	4,002,971
Deferred tax liabilities:
Property, Plant & Equipment	(59,022)	(78,362)
Intangible assets	(354,507)	(361,479)
Net deferred tax assets	4,572,946	3,563,130
Less: Valuation allowance	(4,572,946)	(3,563,130)
Deferred tax asset, net of valuation allowance	$-	$-

The net change in the valuation allowance for the year ended December 31, 2015 was $1,009,816.

We have a net operating loss carryover of $10,995,265 available to offset future income for income tax reporting purposes, which will expire in various years through 2035, if not previously utilized. However, our ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2015 and 2014, there was no income tax or related interest and penalty items in the income statement, or liabilities on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years beginning January 1, 2011 or state income tax examination by tax authorities for years beginning January 1, 2010. We are not currently involved in any income tax examinations.

13.	Fair Value Measurements

There were no financial instruments that were measured at fair value on a recurring basis as of December 31, 2015 and 2014.

The carrying amounts of our financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of December 31, 2015 and 2014 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of the notes payable approximates fair value.

There were no changes in valuation technique from prior periods.

14.	Commitments

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

Minimum aggregate future lease payments under non-cancelable operating leases as of December 31, 2015 are as follows:

2016	$38,640
2017	$37,739

Rent expense under all operating leases, including short-term rentals as well as cancelable and non-cancelable operating leases, gross, was $65,278 and $90,825 for the years ended December 31, 2015 and 2014, respectively.

Legal Proceedings

We are or may be involved from time to time in various claims and legal actions arising in the ordinary course of business, including proceedings involving employee claims, contract disputes, product liability and other general liability claims, as well as trademark, copyright, and related claims and legal actions. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

15.	Subsequent Events

On January 31, 2016 we issued 238,889 common shares and on February 29, 2016 we issued 238,889 common shares having an aggregate fair value of $40,611 pursuant to an employment contract with an officer/director.

On March 22, 2016, we entered into Amendment No. 1 to Senior Secured Revolving Credit Facility Agreement (the “Amended Credit Facility”) whereby we were approved for an additional $1,000,000 loan under the Amended Credit Facility having the same terms as the initial $900,000 loan (See Note 7). The Amended and Restated Senior Secured Revolving Convertible Promissory Note matures November 6, 2016 unless extended by the Lender. We received $455,860, net of $44,140 of closing costs, on March 22, 2016 and will receive a further $250,000 once we collect an account receivable from our Mexico distributor. A further $250,000 will be received once we have met certain other performance criteria. In connection with this additional loan, we agreed to issue 10,558,069 shares of our restricted common stock to the Lender as an Advisory Fee. Notwithstanding the above, the Lender is restricted from receiving these shares to the extent that, after giving effect to the receipt of the shares, the Lender would beneficially own more than 4.99% of our common stock. Any shares not issued as a result of this limitation will be issued at a later date, and from time to time, when the issuance of these will not result in the Lender beneficially owning more than 4.99% of our common stock. We have the right to purchase these shares by paying $350,000 to the Lender on or before September 22, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure.

ITEM 9a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Robert E. Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures are those procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015. Based on that evaluation, it was concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

As of December 31, 2015 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer) and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon this assessment, management concluded that our internal control over financial reporting was effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

ITEM 9B. OTHER INFORMATION

See Item 5 of this report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names, ages, and respective positions of our directors and executive officers are set forth below.

Name	Age	Present Positions
Robert E. Yates	67	President, Chief Executive, Financial, and Accounting Officer, Treasurer and Director
Parley (Paddy) Sheya	60	Vice President, Secretary, National Sales Manager and Director
Brian D. Corday	55	Executive Vice President of Business Development

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

Brian D. Corday

Brian D. Corday was appointed to our board of directors and was elected Executive Vice President of Business Development on December 2, 2015. Mr. Corday was qualified to be a director based on his extensive experience in the areas of finance and business strategic planning and has held executive positions at several Wall Street firms.

Mr. Corday has thirty years of experience assisting public companies in the areas of finance and business strategic planning. Mr. Corday has held executive positions at several major Wall Street firms, most recently as Chairman and President of BullBear Ventures, LLC, a private equity firm dedicated to maximizing brand value and building shareholder value through market awareness and strategic acquisitions and joint ventures.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2015, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2015.

Code of Ethics

We have not adopted a formal code of ethics that applies to our directors, officers or employees since we only have fifteen employees including our two officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by Executive Officers during the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Comp- ensation ($)	Total ($)
Robert E. Yates President, Chief Executive Officer, Treasurer, Chief Financial and Accounting Officer	2015	90,500	-	nil	148,158	Nil	Nil	Nil	238,658
	2014	102,000	5,000	nil	nil	Nil	Nil	Nil	107,000
Parley Sheya Vice President, Secretary and National Sales Manager Brian D. Corday Executive Vice President of Business Development	2015	86,750	-	nil	148,158	Nil	Nil	Nil	234,908
	2014	100,000	2,500	nil	nil	Nil	Nil	Nil	102,500
	2015	10,000	-	22,000	10,231	Nil	Nil	Nil	42,231

Stock Incentive Plan

On July 29, 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan") under which were authorized to grant up to 4,500,000 shares of common stock. On December 31, 2015 we approved the increase in the amount of shares authorized to be issued pursuant to the plan to 20,000,000 shares (the “Amended 2011 Plan”).

In 2012 we granted stock options under the 2011 Plan to certain officers, directors, employees and consultants to purchase 3,200,000 common shares at $0.50 per common share. On December 31, 2015 we cancelled 675,000 stock options to certain employees and consultants due to the expiry or cancellation of a contract. We also cancelled 1,950,000 stock options granted to two directors and a consultant per agreement to issue new stock options.

On December 31, 2015 we granted stock options under the Amended 2011 Plan to certain officers, directors, employees and consultants to purchase 12,700,000 common shares at $0.10 per common share. A total of 10,375,000 stock options vested on December 31, 2015 and a further 2,325,000 stock options vest monthly at a rate of 138,889 shares per month for sixteen months and the remaining 102,776 shares and $6,009 vest on May 23, 2017. Of the 12,700,000 stock options granted a total of 7,500,000 were granted to three directors/officers valued at $440,274 of which $302,547 was charged to operations at December 31, 2015.

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model. During the years ended December 31, 2015 and 2014, we recorded stock-based compensation of $606,556 and $166. The weighted average fair values of stock options vested during the year ended December 31, 2015 was $.06.

The weighted average assumptions used for each of the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Expected dividend yield	0%	-
Risk-free interest rate	1.71%	-
Expected volatility	103%	-
Expected option life (in years)	5	-

The following table summarizes the continuity of our stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	3,075,000	$0.50	3.34	$-

Granted	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Exercised	-	-	-	-

Outstanding, December 31, 2014	3,075,000	0.50	3.34	-

Granted	12,700,000	0.10	5.00	-
Forfeited/cancelled	(2,625,000)	-	-	-
Exercised	-	-	-	-

Outstanding, December 31, 2015	13,150,000	$0.11	4.87	$-

Exercisable, December 31, 2015	10,825,000	$0.12	4.85	$-

A summary of the status of our non-vested stock options outstanding as of December 31, 2015, and changes during the years ended December 31, 2015 and 2014 is presented below:

Non-vested stock options	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2013	25,000	$0.37

Granted	-	-
Vested	(25,000)	0.37
Non-vested at December 31, 2014	-	$-

Granted	12,700,000	$.06
Vested	(10,375,000)	0.06

Non-vested at December 31, 2015	2,325,000	$0.06

At December 31, 2015, there was $135,927 of unrecognized compensation cost related to non-vested stock options.

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2015:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Robert Yates	2,500,000	-	-	0.10	December 31, 2020	-	-	-	-
Parley Sheya	2,500,000	-	-	0.10	December 31, 2020	-	-	-	-
Brian D. Corday	175,000	2,325,000	-	0.10	December 31, 2020	-	-	-	-

Compensation of Directors

There was no compensation of our directors for the year ended December 31, 2015. We did not pay our directors, who also act as senior management/officers, any fees or other compensation for acting as directors during our fiscal year ended December 31, 2015 and 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 30, 2016 by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Except as otherwise indicated, each shareholder listed possess sole voting and investment power with respect to the shares shown.

Name and address	Shares Owned	Percent of Class¹

Robert E. Yates² - 11580 Quivas Way, Westminster, CO 80234	4,211,333	6.11%
Parley Sheya - 11678 N Huron St, Northglenn, CO 80234	613,333	0.89%
Brian D. Corday – 415 Cullingworth Drive, Johns Creek, GA 30022-6359	752,778	1.09%

All executive officers and directors as a group (3 persons)	5,577,444	8.09%

¹ Based on 68,924,980 shares of common stock issued and outstanding as of March 30, 2016.

² A total of 51,333 common shares are held of record by Jonni K. Yates, the wife of Mr. Yates.

Securities Authorized For Issuance under Compensation Plans

The table set forth below present’s information relating to our equity compensation plans as of the date of December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Amended 2011 Equity Incentive Plan	13,150,000	$0.12	6,850,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following were related party transactions during the year ended December 31, 2015:

On December 31, 2015 we granted stock options under the Amended 2011 Plan to certain officers, directors, employees and consultants to purchase 12,700,000 common shares at $0.10 per common share. A total of 10,375,000 stock options vested on December 31, 2015 and a further 2,325,000 stock options, granted to a director, vest monthly at a rate of 138,889 shares per month for sixteen months and the remaining 102,776 shares vest on May 23, 2017. Of the 12,700,000 stock options granted a total of 7,500,000 were granted to three directors/officers valued at $440,274 of which $302,547 was charged to operations at December 31, 2015.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our current auditors, RBSM, LLP, during 2015 and 2014:

Fee Category	2015 Fees		2014 Fees
	$		$
Audit Fees		34,679		35,000
Audit-Related Fees		13,500		15,500
Tax Fees		3,000		4,200
All Other Fees		-		-
Total Fees		$51,179		$56,000

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

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting or other services provided in fiscal 2015 or 2014.

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

Our Board of Directors has determined that the provision of non-audit services is compatible with maintaining the principal accountant's independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

1) Financial Statements: The financial statements, related notes and the report of the independent registered public accounting firm are included in Item 8 of Part II of this 2015 Annual Report on Form 10-K.

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

Date: March 30, 2016

The Pulse Beverage Corporation

By:

Name: Robert E. Yates

Title: Chief Executive Officer (principal executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons representing the majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Yates	President, Chief Executive Officer, Principal Financial and Accounting Officer, and Director	March 30, 2016

/s/ Parley Sheya	Director	March 30, 2016