Form 10-Q
period 2016-03-31
Pulse Beverage Corp
filed 2016-05-16
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2016

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
70,308,313 shares of common stock, par value $0.00001, as of May 13, 2016.

THE PULSE BEVERAGE CORPORATION
FORM 10-Q

FORWARD-LOOKING STATEMENTS

          This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 30, 2016.

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

The Pulse Beverage Corporation
Condensed Consolidated Balance Sheets
As of March 31, 2016 (Unaudited) and December 31, 2015

	2016	2015
ASSETS

Current Assets:

Cash	$324,946	$431,270
Accounts receivable, net (Note 3)	560,850	386,462
Inventories (Note 4)	945,291	988,910
Prepaid expenses	23,238	15,461

Total Current Assets	1,854,325	1,822,103
Property and equipment, net of accumulated depreciation of $291,987 and $266,099, respectively (Note 5)	227,617	247,235
Intangible assets, net of accumulated amortization of $55,817 and $52,683, respectively (Note 5)	1,129,834	1,131,793

Total Assets	$3,211,776	$3,201,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$1,055,343	$790,616
Credit card indebtedness	21,058	22,066
Loans payable (Note 6)	1,032,258	755,771

Total Current Liabilities	2,108,659	1,568,453

Stockholders’ Equity:

Preferred stock, 1,000,000 shares authorized, $0.001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value 68,924,980 and 68,447,202 issued and outstanding, respectively (Note 8)	689	684
Additional paid-in capital	14,906,861	14,879,160
Accumulated deficit	(13,804,433)	(13,247,166)

Total Stockholders’ Equity	1,103,117	1,632,678

Total Liabilities and Stockholders’ Equity	$3,211,776	$3,201,131

                (See accompanying notes to these unaudited condensed consolidated financial statements)

The Pulse Beverage Corporation
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	2016	2015

Gross Sales	$793,316	$745,156
Less: Promotional allowances and slotting fees	(50,772)	(40,585)
Net Sales	742,544	704,571
Cost of Sales	507,809	491,041

Gross Profit	234,735	213,530

Expenses
Advertising, samples and displays	21,090	18,993
Asset impairment	5,085	-
Freight-out	78,400	74,845
General and administration	243,139	309,824
Salaries and benefits and broker/agent’s fees	330,010	316,263
Stock-based compensation	3,939	-

Total Operating Expenses	681,663	719,925

Net Operating Loss	(446,928)	(506,395)

Other Income (Expense)
Interest expense	(110,339)	(442)

Total Other Income (Expense)	(110,339)	(442)

Net Loss	$(557,267)	$(506,837)

Net Loss Per Share – Basic	$(0.01)	$(0.01)

Weighted Average Shares Outstanding – Basic	68,686,000	54,773,000

                (See accompanying notes to these unaudited condensed consolidated financial statements)

The Pulse Beverage Corporation
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	2016	2015
Cash Flow from Operating Activities
Net loss	$(557,267)	$(506,837)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	29,021	29,297
Asset impairment	5,085	-
Amortization of deferred financing fees	79,968	-
Shares and options issued for services	27,706	57,500
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(174,387)	(89,870)
(Decrease) increase in prepaid expenses	(7,778)	17,554
Decrease in inventories	38,536	80,078
Decrease in other assets	-	9,550
Increase (decrease) in accounts payable and accrued expenses	88,718	(54,353)

Net Cash Used in Operating Activities	(470,398)	(457,081)

Cash Flow to Investing Activities
Purchase of property and equipment	(6,269)	(16,959)
Acquisition of intangible assets	(1,175)	(4,003)

Net Cash Used in Investing Activities	(7,444)	(20,962)

Cash Flow from Financing Activities
Proceeds from loans, net of debt issuance costs	430,860	-
Repayment of loans payable	(59,342)	-
Proceeds from the sale of common stock, net of costs	-	860,000

Net Cash Provided by Financing Activities	371,518	860,000

(Decrease) Increase in Cash	(106,324)	381,957

Cash - Beginning of Period	431,270	49,517

Cash - End of Period	$324,946	431,474

Non-Cash Financing and Investing Activities:

Shares issued for services	$23,767	$57,500

Supplemental Disclosures:

Interest paid	$23,786	$-
Income taxes paid	-	-

                (See accompanying notes to these unaudited condensed consolidated financial statements)

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

As of March 31, 2016, we had cash of $324,946 and negative working capital of $254,334. On March 22, 2016, we entered into Amendment No. 1 to the Senior Secured Revolving Credit Facility Agreement (the “Amended Credit Facility”) whereby we were approved for an additional $1,000,000 loan under the Amended Credit Facility having the same terms as the initial $900,000 loan. The Amended and Restated Senior Secured Revolving Convertible Promissory Note matures November 6, 2016 unless extended by the Lender. We received $455,860, net of $44,140 of closing costs, on March 22, 2016 and will receive a further $250,000 once we collect an account receivable from our Mexico distributor. A further $250,000 will be received once we have met certain other performance criteria. In connection with this additional loan, we agreed to issue 10,558,069 shares of our restricted common stock to the Lender as an Advisory Fee. Notwithstanding the above, the Lender is restricted from receiving these shares to the extent that, after giving effect to the receipt of the shares, the Lender would beneficially own more than 4.99% of our common stock. Any shares not issued as a result of this limitation will be issued at a later date, and from time to time, when the issuance of these will not result in the Lender beneficially owning more than 4.99% of our common stock. We have the right to purchase these shares by paying $350,000 to the Lender on or before September 22, 2016.

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

As of May 13, 2016, we believe that our cash on hand, available working capital and financing alternatives will be sufficient to meet our anticipated cash needs through the first half of 2017 and is sufficient to alleviate the uncertainties relating to our ability to successfully execute on our business plan and finance our operations through the middle of 2017. Our financial statements for the periods presented were prepared assuming we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.

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

2.	Summary of Significant Accounting Policies

Basis of presentation and consolidation

The interim unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States. Our fiscal year end is on December 31st. These financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Natural Cabana SA de CV (A Mexico Subsidiary) and Natural Cabana Distribution Inc. (A US Subsidiary).

The foregoing unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information using the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2015. In our opinion, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Cash and Cash Equivalents

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash invested in money market accounts. As of March 31, 2016 and December 31, 2015, there were no cash equivalents. We place our cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of March 31, 2016 and December 31, 2015, we exceeded insurance limits by $nil and $86,711, respectively.

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

During the fourth quarter of 2015, we adopted ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and amortization of those costs should be reported as interest expense. This ASU is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. We adopted this change concurrently with our senior secured revolving loan together with related costs during the fourth quarter of 2015.

In November 2015, the FASB issued (ASU) 2015-17, “Balance Sheet Classification of Deferred Taxes.” Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and a net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in our consolidated balance sheet. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. We have adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against our net deferred tax assets.

In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815)." Entities commonly raise capital by issuing different classes of shares, including preferred stock, that entitle the holders to certain preferences and rights over the other shareholders. The specific terms of those shares may include conversion rights, redemption rights, voting rights, and liquidation and dividend payment preferences, among other features. One or more of those features may meet the definition of a derivative under GAAP. Shares that include such embedded derivative features are referred to as hybrid financial instruments. The objective of this update is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We adopted this guidance in the first quarter 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," which provides guidance about whether a cloud computing arrangement includes a software license. It also provides guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Further, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The new guidance should be applied on a retrospective basis to all periods presented. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement –Period Adjustments.” Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquired business recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquired business. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. We adopted this guidance in the first quarter 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements Issued But Not Adopted as of March 31, 2016

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using the last-in, first-out ("LIFO") method. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In January 2016, the FASB issued an accounting standard update which requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in earnings. Under the standard, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available for sale as a component of other comprehensive income. For equity investments without readily determinable fair values the cost method of accounting is also eliminated, however subject to certain exceptions, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment and plus or minus adjustments for observable price changes, with all such changes recognized in earnings. This new standard does not change the guidance for classifying and measuring investments in debt securities and loans. The standard is effective for us on July 1, 2018 (the first quarter of our 2019 fiscal year). We are currently evaluating the anticipated impact of this standard on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. We have not yet determined the impact of ASU 2016-08 on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. We have not yet determined the impact of ASU 2016-10 on our consolidated financial statements.

3.	Accounts Receivable

Accounts receivable consists of the following as of:	March 31, 2016 (Unaudited)	December 31, 2015
Trade accounts receivable	$701,045	$534,727
Less: Allowance for doubtful accounts	(142,756)	(156,090)
Trade accounts receivable - net	558,289	378,637
Value added tax recoverable	2,561	2,290
Due from suppliers of services	-	5,535
Total accounts receivable, net of allowance	$560,850	$386,462

4.	Inventories

Inventories consists of the following:	March 31, 2016 (Unaudited)	December 31, 2015
Finished goods	$290,158	$344,764
Raw materials	655,133	644,146
Total inventory	$945,291	$988,910

5.	Property and Equipment and Intangible Assets

Property and equipment consists of the following as of :	March 31, 2016 (Unaudited)	December 31, 2015
Manufacturing, warehouse, display equipment and molds	$343,523	$337,253
Office equipment and furniture	41,581	41,581
Mobile display unit and vehicles	134,500	134,500
Less: depreciation	(291,987)	(266,099)
Total property and equipment	$227,617	$247,235

For the three months ended March 31, 2016 and 2015, depreciation expense was $25,887 and $22,059, respectively.

Intangible assets consists of the following as of :	March 31, 2016 (Unaudited)	December 31, 2015
Formulations, rights and patents	$969,696	$969,696
Website	62,675	62,675
Less: amortization	(55,817)	(52,682)
Trademarks – not amortized due to indefinite life	153,280	152,104
Total intangible assets	$1,129,834	$1,131,793

For the three months ended March 31, 2016 and 2015, amortization expense was $3,134 and $7,238, respectively.

6.	Loans Payable

Loans payable consists of the following:	March 31, 2016 (Unaudited)	December 31, 2015
Short-term loan – (a) below	$15,000	$15,000
Short-term loan – related party – (a) below	130,000	130,000
	145,000	145,000
Senior Secured Revolving Note – (b) below	1,284,699	844,040
Less: unamortized debt issuance costs	(397,441)	(233,269)
Net carrying value	887,258	610,771
	$1,032,258	$755,771

a)	In September, 2015 we received short-term loans totaling $145,000 of which $130,000 was received from a family trust of our Chief Executive Officer. These loans are unsecured and are due on demand. Interest of $6,743 has been accrued at March 31, 2016 and included in accrued expenses. As of May 13, 2016 no demand for payment has been received.

b)	On November 6, 2015, we entered into a Credit Agreement with TCA Global Credit Master Fund, LP (the “Lender”). Under the terms of the Credit Agreement, the Lender has committed to lend a total of $3,500,000 (the “Credit Facility”) to us pursuant to a senior secured revolving note (the “Note”). The initial tranche of $650,000 was funded on November 6, 2015 and a second tranche of $250,000 was funded on December 22, 2015 for a total of $900,000 advanced against this Credit Facility. This loan matures on November 6, 2016 unless extended by the Lender. We must meet specific monthly collateral requirements to further draw upon the Credit Facility. The Credit Facility is secured by a senior secured interest in all of our assets. We are charged a 12% per annum rate of interest plus a 6% per annum administration fee on the daily loan balance outstanding. Repayment terms are 20% of gross receipts. Associated with the closing of the Credit Facility we incurred $281,230 of debt issuance costs which is being amortized to interest expense over the term of the loan to November 6, 2016. The Lender has the right, in the Event of Default, to convert any outstanding amounts under the Note into restricted shares of the Company’s common stock based on 85% of the weighted value average price of our common shares over the prior 5 trading days prior to conversion. However, the Lender may not convert any portion of the Note to the extent that after giving effect to the shares which would be received on conversion, the Lender would beneficially own more than 4.99% of our common stock. In connection with the Credit Facility, we are obligated to pay a $150,000 facility fee which is included in accounts payable and accrued liabilities. As security for this fee we issued 3,000,000 shares of restricted common stock to the Lender who has the right to sell enough shares to recover its fee. These shares are issued and outstanding as of March 31, 2016, however, the value will be recognized as the related liability is extinguished. Any excess shares not sold by the Lender will be returned to us for cancellation. We have the right to purchase these shares by paying the $150,000 facility fee to the Lender.

On March 22, 2016, we entered into Amendment No. 1 to the Senior Secured Revolving Credit Facility Agreement (the “Amended Credit Facility”) whereby we were approved for an additional $1,000,000 loan having the same terms as the initial $900,000 loan described above. The Amended and Restated Senior Secured Revolving Convertible Promissory Note matures November 6, 2016 unless extended by the Lender. We received $430,860, net of $69,140 of closing costs, on March 22, 2016 and will receive a further $250,000 once we collect an account receivable from our Mexico distributor. A further $250,000 will be received once we have met certain other performance criteria. In connection with this additional loan, we agreed to pay $350,000 to the Lender as an Advisory Services Fee by issuing 10,558,069 shares of our restricted common stock to the Lender. Notwithstanding the above, the Lender is restricted from receiving these shares to the extent that, after giving effect to the receipt of the shares, the Lender would beneficially own more than 4.99% of our common stock. Any shares not issued as a result of this limitation will be issued at a later date, and from time to time, when the issuance of these will not result in the Lender beneficially owning more than 4.99% of our common stock. We have accrued $175,000 pursuant to an agreement with the Lender and we will accrue an additional $87,500 once the next $250,000 is released to us and an additional $87,500 once the final $250,000 is released to us. We have the right to buy back these shares, if and when issued, by paying the $350,000 facility fee to the Lender.

7.	Stock-based Compensation

During the three months ended March 31, 2016 a further 67,230 directors stock options vested. These vested stock options were valued at $0.0585 which were estimated at the date of vesting using the Black-Scholes option-pricing model. A total of $3,939 (2015 - $nil) was charged to operations as stock-based compensation expense during the three months ended March 31, 2016. There is no further unrecorded stock-based compensation to record in a future period.

8.	Common Stock

We have 100,000,000 shares of common stock authorized at a par value of $0.00001.

Equity transactions during the quarter ended March 31, 2016:

On January 31, 2016 we issued 238,889 common shares and on February 29, 2016 we issued 238,889 common shares having an aggregate fair value of $40,611 pursuant to an employment contract with an officer/director. This contract expired on March 8, 2016 and pursuant to the contract the officer/director is to return 50% of shares issued. A total of 210,548 shares are to be returned for cancellation. These shares were valued at $0.08 per share or $16,844 in total which amount was deducted from additional paid in capital.

Equity transactions during the quarter ended March 31, 2015:

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

9.	Warrants

At March 31, 2016 we had 4,789,997 common stock purchases warrants outstanding having an average exercise price of $0.53 per common share and having an average expiration date of .81 years. During the three months ended March 31, 2016 warrants to acquire 16,290,083 common shares expired unexercised.

10.	Subsequent Events

On April 12, 2016 we issued 133,333 shares having a fair market value of $10,333 pursuant to two service contracts.

On May 5, 2016 we issued 1,000,000 shares having a fair market value of $100,000 to settle $100,000 of debt owing to two advisory board members.

On May 11, 2016 we issued 250,000 shares having a fair market value of $37,500 pursuant to a Strategic Advisory Services Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion that follows is derived from our interim unaudited Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2016 (“2016”) and 2015 (“2015”).

Statements of Operations

	2016	2015	Increase (Decrease)

Gross Sales	$793,316	$745,156	$48,160
Less: Promotional allowances and slotting fees	(50,772)	(40,585)	(10,187)
Net Sales	742,544	704,571	37,973
Cost of Sales	507,809	491,041	16,768

Gross Profit	234,735	213,530	21,205
Expenses
Advertising, samples and displays	21,090	18,993	2,097
Asset impairment	5,085	-	5,085
Freight-out	78,400	74,845	3,555
General and administration	243,139	309,824	(66,685)
Salaries and benefits and broker/agent’s fees	330,010	316,263	13,747
Stock-based compensation	3,939	-	3,939

Total Operating Expenses	681,663	719,925	(38,262)
Net Operating Loss	(446,928)	(506,395)	59,467
Total Other Expenses (Income)	(110,339)	(442)	(109,897)
Net Loss	$(557,267)	$(506,837)	$(50,430)

Net Sales

During 2016 our overall gross revenues, including all SKU’s, increased by $48,160 to $793,316 (2015 - $745,156). This was mainly due to starting up our own Southern California distributorship, Natural Cabana Distribution Inc., in February, 2016. Through this subsidiary we began selling our Natural Cabana® Lemonades/Limeades and Coconut Waters. On April 30, 2016 we shut this operation down and moved it over to a new, well established independent distributor in Southern California. In February and March our gross sales through this distributorship was $55,902.

During 2016 gross revenues, on sale of 50,638 cases (2015 – 55,153 cases) of Natural Cabana® Lemonade/Limeade, declined by $32,248 to $605,771 (2015 - $638,019).

During 2016 gross revenues, on sale of 13,346 cases (2015 – 10,538 cases) of Natural Cabana® Coconut Water, increased by $24,976 to $131,644 (2015 - $106,668).

During 2016 gross revenues, on sale of nil cases (2015 – 17 cases) of PULSE® Heart & Body Health, decreased by $469 to $nil (2015 - $469). We intend on repackaging PULSE Heart & Body Health into a more attractive package and re-introducing this brand into the Southern California marketplace and China.

During 2016 our overall net sales, after promotional allowances and slotting fees, increased by $37,973 (5.4%) to $742,544 (2015 - $704,571). During 2016, promotional allowances and slotting fees, increased by $10,187 to $50,772 (2015 - $40,585). As a percentage of gross sales, promotional allowances and slotting fees increased to 6.4% (2015 – 5.45%). During 2016 we increased our accrual for promotional programs due to past experience.

Overall our net sales were less than planned. We were delayed in switching over to our new coconut water supplier, and as a result net sales of coconut water did not increase as quickly as planned. The majority of our existing distributors, and recently secured retail chains, delayed ordering until we received this product in early December, 2015. Additionally, the remainder of new accounts secured did not order coconut water until March and April, 2016 so as to kick off new displays in cold sections leading up to the warmer months. We introduced a smaller 11.2oz six-pack coconut water which some big box retailers find easier to sell; this should increase net sales in 2016. We expect overall net sales to increase as we expand our markets internationally into Mexico, China and Canada and as we introduce a 16.9oz control branded lemonade/limeade in April, 2016. Our China distributor began ordering Lemonade/Limeade in September and our Mexico distributor has shipped its first order of 15,000 cases of Natural Cabana® Coconut Water, which sale was recorded in 2015. Due to changes in food laws in Mexico during the process of shipping product from Asia, we must overlay labels with a new information label. This has delayed the reorder in Mexico until the second quarter of 2016. Our distributor will initially distribute Natural Cabana® Coconut Water to more than 3,000 stores in Mexico including: Soriana, 7-Eleven, Calimax, Circlulo K, Dax, Smart & Final, and Farmacia Roma. We are planning to introduce a Natural Cabana® Lemonade/Limeade (“Limonada”) in a 16.9oz glass “PULSE bottle” format for the Mexico market later in 2016.

We introduced our Natural Cabana® Lemonade in 2012 and since then have developed a multi-national comprehensive distribution system through more than 150 distributors in 48 States, Canada, Mexico, Panama, Bermuda and Ireland. By establishing a multi-national distribution system, we have secured, in four years, more than 20,000 listings for our Lemonades/Limeades and more than 5,000 listings for our Coconut Water. Some of the more notable regional and national grocery and convenience chain stores are: Albertsons/Safeway, Walmart, Kroger/Fred Meyer/Ralphs, Kmart, Circle K, Walgreens, 7-Eleven, Whole Foods, H-E-B, Hy-Vee Supermarket, Save Mart Supermarkets, Hannaford, Food City, Raley's Supermarkets, Price Chopper Supermarkets, WinCo Foods, and Gelson’s Supermarket.

We have been in operation with our first product, Natural Cabana® Lemonade, for almost four years. We expanded this brand into Limeade, which started selling in January, 2014, and into Coconut Water, which started selling in March, 2014.

We currently develop, produce, market, sell and distribute our brands through our strategic regional and international distribution system, which includes over 85% Class “A” distributors such as Sysco, The Sygma Network, UNFI and distributors for Anheuser Busch, Miller Coors, Pepsi, Coca-Cola, RC/7-Up and Cadbury Schweppes.

Due to seasonality, our first quarter is generally slow to develop due to timing of orders which generally start in April and May.

Cost of Sales

During 2016 cost of sales increased by $16,768 to $507,809 (2015 – $491,041). As a percentage of net revenue, cost of sales for 2016 decreased 1.3% to 68.39% (2015 – 69.69%). The increase in cost of sales is due to the distributorship we started in February, 2016; cost of sales was $44,227 (2015 - $nil). We expect cost of sales for the production of Natural Cabana® Lemonade/Limeade to remain stable throughout 2016 due to fairly stable raw material costs. We expect cost of sales for Natural Cabana® Coconut Water to significantly reduce due to the lower cost of coconut water sourced from our new Asian manufacturer and lower ocean-shipping costs.

Gross Profit

During 2016 gross profit increased by $21,204 to $234,735 (2015 - $213,530). Gross profit for 2016, as a percent of net sales, increased 1.3% to 31.61% (2015 – 30.31%). A portion of this increase, $8,675, was due to the distributorship we started up in February, 2016. We expect gross profit for the sale of Natural Cabana® Lemonade/Limeade to remain stable throughout 2016 due to fairly stable sales prices, promotional programs and raw material costs. We expect gross profit for Natural Cabana® Coconut Water to significantly increase due to the lower cost of coconut water sourced from our new Asian manufacturer and lower ocean-shipping costs. We also expect an increase in gross profit as we re-introduce PULSE®, a higher margin brand. We expect all of these factors to have a positive effect on our gross profit.

Expenses

Advertising, samples and displays

This expense includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. During 2016 advertising, samples and displays expense increased by $2,097 to $21,090 (2015 - $18,993). As a percentage of net sales, this expense increased to 2.84% (2015 – 2.7%). We reduced this cost due to less display racks and barrels being needed in 2015. We expect this expense to increase in proportion to increases in sales mainly due to the expansion of Natural Cabana® Coconut Water and the re-introduction of PULSE® Heart & Body Health functional beverages and due to an overall increase in distribution reach both in the United States and internationally.

Asset impairment

During 2016 our asset impairment expense was $5,085 due to the expiry of old coconut water (2015 - $nil).

Freight-out

During 2016, freight-out increased by $3,555 to $78,400 (2015 - $74,845). On a per case basis, excluding $21,000 of fleet expense incurred in our new distribution business which closed April 30, 2016, freight-out decreased by $0.24 per case to $0.90 (2015 - $1.14). We expect freight-out, on a per case basis, to decrease due to lower transportation costs in the United States. Additionally, there will be limited freight-out charges associated with delivering our products to our Mexico distributor at the ports of entry in Mexico and our China distributor receiving our products at the port of exit in the United States.

Contribution to fixed expenses

Beverage companies are often compared on a contribution to fixed expense basis which includes gross profit less variables such as advertising, samples and displays and freight-out. This line item is not GAAP and therefore it is not disclosed separately in our financial statements. During 2016 contribution to fixed expense increased by $15,553 to $135,245 (2015 - $119,692). As a percentage of net sales, this item increased 1.22% to 18.21% (2015 – 16.99%). Excluding the negative contribution of the distribution business of $13,089 contribution to fixed expense increased by $28,642 to $148,334 and, as a percentage of net sales, increased 4.52% to 21.51%. We expect contribution to fixed expenses to increase due to the reasons disclosed under each item above.

General and administrative

General and administration expenses for 2016 and 2015 consist of the following:

	2016	2015	Increase (Decrease)
Advisory, board and consulting fees	$26,250	$30,000	$(3,750)
Amortization and depreciation	29,021	29,297	(276)
Legal, professional and regulatory fees	42,781	60,206	(17,425)
Office, rent and telephone	81,675	59,796	21,879
Shareholder, broker and investor relations	6,645	63,522	(56,877)
Travel, meals and trade shows	56,767	67,003	(10,236)

	$243,139	$309,824	$(66,685)

During 2016, general and administrative expenses decreased by $66,685 to $243,139 (2015 - $309,824). Shareholder, broker and investor relations decreased by $56,877 to $6,645 (2015 - $63,522). In 2015 a total of $57,500 was the value of common shares issued to a consultant. Starting in April, 2016 we hired an investor relations consultant at a rate of $4,000 per month plus 83,333 common shares. Legal, professional and regulatory fees decreased by $17,425 to $42,781 (2015 - $60,206) due to a reduction in accounting fees paid in Mexico and due to the balance of the 2015 audit fee not billed. Travel, meals and trade shows decreased by $10,236 to $56,767 (2015 - $67,003) due to an overall effort to decrease this expense category and overhead in general. Office, rent and telephone increased by $21,879 to $81,675 (2015 - $59,796) due to warehouse rent of $9,000 paid for our new distributor in Southern California and due to administration/collection fees of $12,364 associated with the TCA loan paid to TCA.

Salaries and benefits and broker/agent’s fees

During 2016 salaries and benefits and broker/agent’s fees increased by $13,747 to $330,010 (2015 - $316,263). During the latter part of 2015 and into 2016 we rationalized the number and placement of salespeople in the field. We concentrated on chain store listings and international expansion which is where we see the majority of our growth coming from. These areas of future growth are generally handled by our two senior officers. Offsetting these decreases were salaries and benefits paid for our distributorship staff, totalling $48,791, and due to fees paid to a new corporate director/officer totalling $25,000. These two costs will not be incurred going forward as, on April 30, 2016 we closed the distributorship and the director/officer resigned. Without these two one-time costs our salaries and benefits expense would have decreased by $60,044 to $256,219. Going into the remainder of 2016 we expect this cost to be less than $225,000 per quarter.

Stock-based compensation

During 2016 we incurred $3,939 of stock-based compensation due to the value of vested stock options (2015 - $nil). We have no further unrecognized stock-based compensation cost to record.

Other Income (Expense)

During 2016 we incurred interest expense of $110,339 (2015 - $442, net of interest income of $304). During 2016 we accrued an additional $4,904 on $145,000 of short-term bridge loans received in September, 2015 and we incurred interest of $24,728 on our TCA loan balance. We also incurred interest of $737 associated with credit card indebtedness during the year. Additionally, associated with the closing of the Credit Facility discussed in Note 6, we incurred $525,370 of debt issuance costs which is being amortized to interest expense over the term of the loan to November 6, 2016. A total of $47,961 was charged to interest expense during the year ended December 31, 2015 and $79,970 was charged to interest expense during the quarter ended March 31, 2016.

Net Loss

Net loss for 2016 increased by $50,430 to $557,267, or $0.01 per share, compared with a net loss for 2015 of $506,837, or $0.01 per share. This increase was due to TCA fees and interest totalling $119,955 (2015 - $nil) and due to the net loss incurred in our start-up distributorship in Southern California of $74,897. Excluding these costs our net loss for 2016 would have decreased by $144,474 to $362,363. We expect our monthly net losses to turn into monthly net income during the middle of 2016 due to increased net sales and gross profit and reduced expenses as discussed above.

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

Non-GAAP financial information not disclosed in the financial statements

During 2016 our net loss, after adjustments to bring GAAP to net loss before corporation income taxes, depreciation and amortization, stock-based compensation and one-time charges (Adjusted EBITDA), increased by $75,363 to $495,404 (2015 - $420,040).

LIQUIDITY AND CAPITAL RESOURCES

The discussion that follows is derived from our interim unaudited Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 and the interim unaudited Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2016 “2016”) and 2015 (“2015”).

Overview

During 2016 our cash position decreased by $106,324 to $324,946 and our working capital decreased by $507,984 to negative $254,334) from $253,650. As at March 31, 2016, our working capital consisted of: cash of $324,946; accounts receivable of $560,850; inventories of $945,291 (including finished product of $290,157 and raw materials of $655,133); and prepaid expenses of $23,238. Our current liabilities include accounts payable of $451,279, accrued expenses of $373,094, and other current amounts due of $230,970, credit card indebtedness of $21,058 and loans payable of $1,032,258.

The following table sets forth the major sources and uses of cash for our first quarter 2016 and 2015:

	2016	2015
Net cash used in operating activities	($470,398)	($457,081)
Net cash used in investing activities	(7,444)	(20,962)
Net cash provided by financing activities	371,518	860,000
Net increase (decrease) in cash	($106,324)	$381,957

Cash Used in Operating Activities

During 2016 we used cash of $470,398 in operating activities. This was made up of the net loss of $557,267 less adjustments for non-cash items such as: asset impairment of $5,085 (2015 - $nil), amortization of debt issuance costs of $79,968 (2015 - $nil), shares and options issued for services of $27,706 (2015 - $57,500), amortization and depreciation of $29,021 (2015 - $29,297); all totaling $141,780 (2015 - $86,797). After non-cash items, the net loss was $415,435 (2015 - $420,040). Our net cash used in operating activities as a result of changes in operating assets and liabilities was $49,049 (2015 - $37,041) due to an increase in accounts receivable of $174,387 (2015 - $89,870), a decrease in inventories of $38,536 (2015 – decrease of $80,078), an increase in prepaid expenses of $7,778 (2015 – decrease of $17,554) and an increase in accounts payable and accrued expenses of $88,718 (2015 – decrease of $54,353).

Cash Used in Investing Activities

During 2016 we used cash of $7,444 (2015 - $20,962) in investing activities. In 2016 a total of $6,269 was spent on moulds and $1,175 was spent on a trademark. In 2015 a total of $11,459 was spent on moulds and dies and $5,500 on a delivery van for Northern California. We spent $4,003 on formulation and testing associated with bringing our PULSE® Heart & Body Health brand into commercial production.

Cash Provided by Financing Activities

On March 22, 2016, we entered into Amendment No. 1 to the Senior Secured Revolving Credit Facility Agreement (the “Amended Credit Facility”) whereby we were approved for an additional $1,000,000 loan having the same terms as the initial $900,000 loan. In March 2016 we received a first tranche of $430,860, net of $69,140 of closing costs.

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

Additional Capital

As of March 31, 2016, we had cash of $324,946 and negative working capital of $254,334. On March 22, 2016, we entered into Amendment No. 1 to the Senior Secured Revolving Credit Facility Agreement (the “Amended Credit Facility”) whereby we were approved for an additional $1,000,000 loan having the same terms as the initial $900,000 loan. The Amended and Restated Senior Secured Revolving Convertible Promissory Note matures November 6, 2016 unless extended by the Lender. We received $430,860, net of $69,140 of closing costs, on March 22, 2016 and will receive a further $250,000 once we collect an account receivable from our Mexico distributor. A further $250,000 will be received once we have met certain other performance criteria. In connection with this additional loan, we agreed to issue 10,558,069 shares of our restricted common stock to the Lender as an Advisory Fee. Notwithstanding the above, the Lender is restricted from receiving these shares to the extent that, after giving effect to the receipt of the shares, the Lender would beneficially own more than 4.99% of our common stock. Any shares not issued as a result of this limitation will be issued at a later date, and from time to time, when the issuance of these will not result in the Lender beneficially owning more than 4.99% of our common stock. We have the right to purchase these shares by paying $350,000 to the Lender on or before September 22, 2016.

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

As of May 13, 2016, we believe that our cash on hand, available working capital and financing alternatives will be sufficient to meet our anticipated cash needs through the first half of 2017 and is sufficient to alleviate the uncertainties relating to our ability to successfully execute on our business plan and finance our operations through the middle of 2017. Our financial statements for the periods presented were prepared assuming we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at March 31, 2016, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Intangible Assets

Intangible assets are comprised primarily of the cost of formulations of our products and trademarks that represent our exclusive ownership of Natural Cabana®, PULSE® and PULSE: Nutrition Made Simple®, all used in connection with the manufacture, sale and distribution of our beverages. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset.  An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the three months ended March 31, 2016, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 to our unaudited interim consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Robert E. Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures are those procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016. Based on that evaluation, it was concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties described in Item 1A of our 2015 Form 10-K.  In our judgment, there were no material changes in the risk factors as previously disclosed in Item 1A of our 2015 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Securities Issued in Unregistered Transactions

On January 31, 2016 we issued 238,889 common shares and on February 29, 2016 we issued 238,889 common shares having an aggregate fair value of $40,611 pursuant to an employment contract with an officer/director.

Subsequent Sales of Unregistered Securities

Subsequent to March 31, 2016, we issued the following securities in unregistered transactions:

On April 12, 2016 we issued 133,333 shares of common stock having a fair market value of $10,333 pursuant to two service contracts.

On May 5, 2016 we issued 1,000,000 shares of common stock having a fair market value of $100,000 to settle $100,000 of debt owing to two advisory board members.

On May 11, 2016 we issued 250,000 shares of common stock having a fair market value of $37,500 pursuant to a Strategic Advisory Services Agreement.

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

THE PULSE BEVERAGE CORPORATION

Date: May 13, 2016	BY:	/s/ Robert E. Yates
Robert E. Yates, Principal Executive and Financial Officer