Form 10-Q
period 2016-06-30
Pulse Beverage Corp
filed 2016-08-15
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2016

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

YES [   ]  NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 70,674,979 shares of common stock, par value $0.00001, as of August 15, 2016.

THE PULSE BEVERAGE CORPORATION
FORM 10-Q

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as at June 30, 2016 (Unaudited) and December 31, 2015	1

Condensed Consolidated Statements of Operations for the Three Months and Six Months ended June 30, 2016 and 2015 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2016 and 2015 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Mine Safety Disclosures	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signature Page	22

Certifications

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

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

The Pulse Beverage Corporation

Condensed Consolidated Balance Sheets

As of June 30, 2016 (Unaudited) and December 31, 2015

	2016	2015
ASSETS

Current Assets:

Cash	$330,449	$431,270
Accounts receivable, net (Note 3)	688,197	386,462
Inventories (Note 4)	897,746	988,910
Prepaid expenses	57,080	15,461
Total Current Assets	1,973,472	1,822,103
Property and equipment, net of accumulated depreciation of $318,440 and $266,099, respectively (Note 5)	212,019	247,235
Intangible assets, net of accumulated amortization of $58,950 and $52,682, respectively (Note 5)	1,130,947	1,131,793
Total Assets	$3,316,438	$3,201,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$1,017,017	$790,616
Promissory notes payable (Note 6)	109,386	-
Credit card indebtedness	22,022	22,066
Loans payable, net (Note 7)	1,450,000	755,771
Total Current Liabilities	2,598,425	1,568,453

Stockholders’ Equity:
Preferred stock, 1,000,000 shares authorized, $0.001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value 70,674,979 and 68,447,202 issued and outstanding, respectively (Note 9)	707	684
Additional paid-in capital	15,098,011	14,879,160
Accumulated deficit	(14,380,705)	(13,247,166)
Total Stockholders’ Equity	718,013	1,632,678
Total Liabilities and Stockholders’ Equity	$3,316,438	$3,201,131

(See accompanying notes to these unaudited condensed consolidated financial statements)

The Pulse Beverage Corporation

Condensed Consolidated Statements of Operations

Three Months and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Gross Sales	$1,003,780	$1,276,066	$1,741,195	$2,021,222
Less: Promotional Allowances and Slotting Fees	(50,415)	(76,765)	(98,187)	(117,350)
Net Sales	953,365	1,199,301	1,643,008	1,903,872
Cost of Sales	619,630	790,753	1,083,213	1,281,794
Gross Profit	333,735	408,548	559,795	622,078

Expenses
Advertising, samples and displays	16,912	20,376	37,239	39,369
Asset impairment	3,183	13,741	8,268	17,846
Freight-out	101,853	120,297	159,253	195,142
General and administration	324,656	298,706	554,781	604,425
Salaries and benefits and broker/agent’s fees	221,634	333,300	502,854	649,563
Stock-based compensation	-	-	3,939	-
Total Operating Expenses	668,238	786,420	1,266,334	1,506,345
Net Operating Loss	(334,503)	(377,872)	(706,539)	(884,267)

Other Income (Expense)
Interest income (expense), net	(42,016)	21	(72,386)	(421)
Interest expense - amortization of debt issuance costs	(170,964)	-	(250,934)
Loss from discontinued operations (Note 11)	(28,784)	-	(103,680)	-
Total Other Income (Expense)	(241,764)	21	(427,000)	(421)
Net Loss	$(576,267)	$(377,851)	$(1,133,539)	$(884,688)
Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted Average Shares Outstanding – Basic and Diluted	69,915,000	64,606,000	69,301,000	59,692,000

(See accompanying notes to these unaudited condensed consolidated financial statements)

The Pulse Beverage Corporation

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	2016	2015
Cash Flow from Operating Activities
Loss from discontinued operations	(103,680)	-
Loss from ongoing operations	(1,029,859)	(884,688)
Net loss	$(1,133,539)	$(884,688)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	58,608	52,333
Asset impairment	8,268	17,846
Bad debt allowance	40,000	1,035
Amortization of deferred financing fees	250,933	-
Shares and options issued for services	81,373	115,000
Reduction of note receivable for services	-	82,800
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(341,735)	(239,324)
(Increase) decrease in prepaid expenses	(4,118)	8,853
Decrease (increase) in inventories	82,897	(59,710)
Decrease in other current assets	-	7,087
Increase in accounts payable and accrued expenses	260,743	103,797
Net Cash Used in Operating Activities	(696,570)	(794,971)

Cash Flow to Investing Activities
Purchase of property and equipment	(17,125)	(32,973)
Increase in note receivable	-	(827)
Acquisition of intangible assets	(5,422)	(8,576)
Net Cash Used in Investing Activities	(22,547)	(42,376)

Cash Flow from Financing Activities
Proceeds from loans, net of debt issuance costs	763,360	-
Repayment of loans payable	(145,064)	-
Proceeds from the sale of common stock, net of costs	-	905,000
Net Cash Provided by Financing Activities	618,296	905,000
(Decrease) Increase in Cash	(100,821)	67,653
Cash - Beginning of Period	431,270	49,517
Cash - End of Period	$330,449	117,170
Non-Cash Financing and Investing Activities:

Shares issued for prepaid services	$37,500	$-
Shares issued to settle debt	$100,000	$30,000
Supplemental Disclosures:

Interest paid	$65,470	$-
Income taxes paid	-	-

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

As of June 30, 2016, we had cash of $330,449 and a working capital deficiency of $624,953. On March 22, 2016, we entered into Amendment No. 1 to the Senior Secured Revolving Credit Facility Agreement (the “Amended Credit Facility”) whereby we were approved for an additional $1,000,000 loan under the Amended Credit Facility having the same terms as the initial $900,000 loan. The Amended and Restated Senior Secured Revolving Convertible Promissory Note matures November 6, 2016 unless extended by the Lender. During the six months ended June 30, 2016 we received gross proceeds of $850,000 less transaction costs of $86,640 for net proceeds of $763,360. In connection with this additional loan, we agreed to issue 10,558,069 shares of our restricted common stock to the Lender as an Advisory Fee. Notwithstanding the above, the Lender is restricted from receiving these shares to the extent that, after giving effect to the receipt of the shares, the Lender would beneficially own more than 4.99% of our common stock. Any shares not issued as a result of this limitation will be issued at a later date, and from time to time, when the issuance of these will not result in the Lender beneficially owning more than 4.99% of our common stock. We have the right to repurchase these shares by paying $350,000 to the Lender on or before September 22, 2016.

We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. As of August 15, 2016 we believe our cash on hand, available working capital, credit facility and equity financing alternatives will be made available to us to support our working capital needs through to June 30, 2017 which we believe, is sufficient to alleviate the uncertainties relating to our ability to successfully execute on our business plan and finance our operations through June 30, 2017. These alternatives may require significant cash payments for interest and other costs which could be highly dilutive to our existing shareholders. Our financial statements for the periods presented were prepared assuming we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.

2.	Summary of Significant Accounting Policies

Basis of presentation and consolidation

The interim unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States. Our fiscal year end is on December 31st. These financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Natural Cabana SA de CV (A Mexico Subsidiary) and Natural Cabana Distribution Inc. (A US Subsidiary discontinued on May 31, 2016. See Note 11).

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

Operating results for the three months and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Cash and Cash Equivalents

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash invested in money market accounts. As of June 30, 2016 and December 31, 2015, there were no cash equivalents. We place our cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of June 30, 2016 and December 31, 2015, we exceeded insurance limits by $nil and $86,711, respectively.

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

Recent Accounting Pronouncements Issued But Not Adopted as of June 30, 2016

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

3.	Accounts Receivable

Accounts receivable consists of the following as of:	June 30, 2016 (Unaudited)	December 31, 2015
Trade accounts receivable	$868,121	$534,727
Less: Allowance for doubtful accounts	(182,756)	(156,090)
Trade accounts receivable - net	685,365	378,637
Value added tax recoverable	2,832	2,290
Due from suppliers of services	-	5,535
Total accounts receivable, net of allowance	$688,197	$386,462

4.	Inventories

Inventories consists of the following:	June 30, 2016 (Unaudited)	December 31, 2015
Finished goods	$243,294	$344,764
Raw materials	629,399	644,146
Inventory deposit	25,053	-
Total inventory	$897,746	$988,910

5.	Property and Equipment and Intangible Assets

Property and equipment consists of:	June 30, 2016 (Unaudited)	December 31, 2015
Manufacturing, warehouse, display equipment and molds	$354,378	$337,253
Office equipment and furniture	41,581	41,581
Mobile display unit and vehicles	134,500	134,500
Less: depreciation	(318,440)	(266,099)
Total property and equipment	$212,019	$247,235

Depreciation expense for the three months ended June 30, 2016 and 2015 was $26,453, and $23,432, respectively and for the six months ended June 30, 2016 and 2015 was $52,341 and $45,490, respectively.

Intangible assets consists of:	June 30, 2016 (Unaudited)	December 31, 2015
Formulations, rights and patents	$969,696	$969,696
Website	62,675	62,675
Less: amortization	(58,950)	(52,682)
Trademarks – not amortized due to indefinite life	157,526	152,104
Total intangible assets	$1,130,947	$1,131,793

Amortization expense for the three months ended June 30, 2016 and 2015 was $3,134 and $3,710, respectively and for the six months ended June 30, 2016 and 2015 was $6,267 and $6,843, respectively.

6.	Promissory Notes Payable

On June 30, 2016 we negotiated settlements with two freight vendors by issuing promissory notes for a total of $109,386. These notes are unsecured as follows:

a)	Promissory Note #1 - $83,472 repayable in escalating monthly instalments starting July 24, 2016 and ending June 24, 2017 until paid. Interest is at 10%; and

b)	Promissory Note #2 - $25,914 repayable $500 per month without interest.

7.	Loans Payable

Loans payable consists of the following:	June 30, 2016 (Unaudited)	December 31, 2015
Short-term loan – (a) below	$14,897	$15,000
Short-term loan – related party – (a) below	129,000	130,000
Total short-term loans	143,897	145,000
Senior Secured Revolving Note – (b) below	1,550,080	844,040
Less: unamortized debt issuance costs	(243,977)	(233,269)
Net carrying value	1,306,103	610,771
Total loans payable	$1,450,000	$755,771

a)

In September, 2015 we received short-term loans totaling $145,000 of which $130,000 was received from a family trust of our Chief Executive Officer. These loans are unsecured and are due on demand. Interest of $2,676 has been accrued at June 30, 2016 and included in accrued expenses. As of August 15, 2016 no demand for repayment has been received.

b)

On November 6, 2015, we entered into a Credit Agreement with TCA Global Credit Master Fund, LP (the “Lender”). Under the terms of the Credit Agreement, the Lender has committed to lend a total of $3,500,000 (the “Credit Facility”) to us pursuant to a senior secured revolving note (the “Note”). The initial tranche of $650,000 was funded on November 6, 2015 and a second tranche of $250,000 was funded on December 22, 2015 for a total of $900,000 advanced against this Credit Facility. This loan matures on November 6, 2016 unless extended by the Lender. We must meet specific monthly collateral requirements to further draw upon the Credit Facility. The Credit Facility is secured by a senior secured interest in all of our assets. We are charged a 12% per annum rate of interest plus a 6% per annum administration fee on the daily loan balance outstanding. Repayment terms are 20% of gross receipts. Associated with the closing of the Credit Facility we incurred $281,230 of debt issuance costs which is being amortized to interest expense over the term of the loan to November 6, 2016. The Lender has the right, in the Event of Default, to convert any outstanding amounts under the Note into restricted shares of the Company’s common stock based on 85% of the weighted value average price of our common shares over the prior 5 trading days prior to conversion. However, the Lender may not convert any portion of the Note to the extent that after giving effect to the shares which would be received on conversion, the Lender would beneficially own more than 4.99% of our common stock. In connection with the Credit Facility, we are obligated to pay a $150,000 facility fee which is included in accounts payable and accrued liabilities. As security for this fee we issued 3,000,000 shares of restricted common stock to the Lender who has the right to sell enough shares to recover its fee. These shares are issued and outstanding as of June 30, 2016, however, the value will be recognized as the related liability is extinguished. Any excess shares not sold by the Lender will be returned to us for cancellation. The right to repurchase these shares has expired.

On March 22, 2016, we entered into Amendment No. 1 to the Senior Secured Revolving Credit Facility Agreement (the “Amended Credit Facility”) whereby we were approved for an additional $1,000,000 loan having the same terms as the initial $900,000 loan described above. The Amended and Restated Senior Secured Revolving Convertible Promissory Note matures November 6, 2016 unless extended by the Lender. During the six months ended June 30, 2016 we received gross proceeds of $850,000 less transaction costs of $86,640 for net proceeds of $763,360. In connection with this additional loan, we agreed to issue 10,558,069 shares of our restricted common stock to the Lender as an Advisory Fee. Notwithstanding the above, the Lender is restricted from receiving these shares to the extent that, after giving effect to the receipt of the shares, the Lender would beneficially own more than 4.99% of our common stock. Any shares not issued as a result of this limitation will be issued at a later date, and from time to time, when the issuance of these will not result in the Lender beneficially owning more than 4.99% of our common stock. We have the right to repurchase these shares by paying $350,000 to the Lender on or before September 22, 2016.

8.	Stock-based Compensation

There is no unrecorded stock-based compensation to record in a future period.

9.	Common Stock

We have 100,000,000 shares of common stock authorized at a par value of $0.00001. On July 7, 2016 we filed Amendment #1 to our Schedule 14A Information Proxy Statement filed pursuant to Section 14 (a) of the Securities Exchange Act of 1934 to approve an amendment to our Articles of Incorporation such that we would be authorized to issue up to 500,000,000 shares of common stock.

Equity transactions during the six months ended June 30, 2016:

a)

On January 31, 2016 we issued 238,889 common shares and on February 29, 2016 we issued 238,889 common shares having an aggregate fair value of $40,611 pursuant to an employment contract with an officer/director. This contract expired on March 8, 2016 and pursuant to the contract the officer/director is to return 50% of shares issued. A total of 210,548 shares are to be returned for cancellation. These shares were valued at $0.08 per share or $16,844 in total which amount was deducted from additional paid in capital;

b)

On April 12, 2016 we issued 50,000 common shares to a former Advisory Board Member for the past use of her name on our website. The value of these shares being $3,875 was charged to operations during the three months ended June 30, 2016;

c)

On May 5 and June 7, 2016 we issued 1,000,000 common shares and 200,000 common shares, respectively, to settle $120,000 of creditor debt. These shares were valued at $0.10 based on a negotiated settlement price dated April 21, 2016;

d)

During the three months ended June 30, 2016 we issued a total of 250,000 common shares at an average fair value of $0.12 per share to a service provider pursuant to a Consultant Agreement dated April 11, 2016. The aggregate value of these shares, being $29,792, was charged to operations during the three months ended June 30, 2016. We are committed to issuing an additional 250,000 shares on or before September 11, 2016; and

e)

On May 11, 2016 we issued 250,000 common shares at $0.15 per share to a service provider pursuant to a Strategic Advisory and Services Agreement. These shares were valued at the 5 days weight average price prior to issuance. The service provider is to source new equity or debt capital, as such, the value of these shares, being $37,500, has been included in prepaid expenses to be deducted from proceeds of a future financing or charged to operations should a financing not be completed.

Equity transactions during the six months ended June 30, 2015:

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

10.	Warrants

At June 30, 2016 we had 4,664,997 common stock purchases warrants outstanding having an average exercise price of $0.52 per common share and having an average expiration date of .58 years. During the six months ended June 30, 2016 warrants to acquire 16,415,083 common shares expired unexercised.

11.	Loss from Discontinued Operations

During February, 2016 we began our own Southern California distributorship, Natural Cabana Distribution Inc. Through this subsidiary we began selling Natural Cabana® Lemonades/Limeades and Coconut Waters to existing accounts in Southern California while we searched for a suitable independent large distributorship in the area to replace our former distributor. We made this strategic decision in order to maintain existing regional retail accounts in the area. On May 31, 2016 we discontinued this temporary operation and moved our ongoing business to a large independent distributor.

During the three months ended June 30, 2016 we received $20,838 of net revenue for this project. Cost of sales was $15,400 for a gross profit of $5,438. We incurred expenses of $11,153 and recorded a bad debt of $23,069. Our net loss from discontinued operations for the three months ended June 30, 2016 was $28,784.

During the six months ended June 30, 2016 we received $73,740 of net revenue for this project. Cost of sales was $59,627 for a gross profit of $14,113. We incurred expenses of $94,724 and recorded a bad debt of $23,069. Our net loss from discontinued operations for the six months ended June 30, 2016 was $103,680 which also represents negative operating cash flow from discontinued operations.

12.	Subsequent Events

We evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record or disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

The discussion that follows is derived from our interim unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 (“Q2-2016”) and 2015 (“Q2-2015”).

Statements of Operations

	Q2-2016	Q2-2015	Effect on Profitability + (-)
Gross Sales	$1,003,780	$1,276,066	$(272,286)

Less: Promotional allowances and slotting fees	(50,416)	(76,765)	26,349
Net Sales	953,364	1,199,301	(245,937)
Cost of Sales	619,630	790,753	171,123
Gross Profit	333,735	408,548	(74,813)
Expenses
Advertising, samples and displays	16,912	20,376	3,464
Asset impairment	3,183	13,741	10,558
Freight-out	101,853	120,297	18,444
General and administration	324,656	298,706	(25,950)
Salaries and benefits and broker/agent’s fees	221,634	333,300	111,666
Stock-based compensation	-	-	-
Total Operating Expenses	668,238	786,420	118,182
Net Operating Loss	(334,503)	(377,872)	43,369
Other Income (Expense)
Interest income (expense), net	(42,016)	21	(42,037)
Interest expense - amortization of debt issuance costs	(170,964)	-	(170,964)
Loss from discontinued operations	(28,784)	-	(28,784)
Total Other Income (Expense)	(241,764)	21	(241,785)
Net Loss	$(576,267)	$(377,851)	$(198,416)

Net Sales

We introduced Natural Cabana® Lemonade in 2012 and since then have developed a multi-national comprehensive distribution system in 47 States, Canada, Mexico, and China. From a high of 150 distributors we have eliminated a number of weaker, non-performing and slow-paying distributors and now have more than 70 distributors and 20 wholesalers. This was a strategic decision as we moved our sales model concentration from direct store delivery through distributors to warehouse direct to retail. This strategic decision was to reduce overall fixed expenses associated with direct store delivery distributors. The decrease in net sales was expected in order to grow net sales from a more profitable fixed expense base and to increase sales prices, reduce promotional programs, reduce freight-out which will dramatically increase our contribution margin. Although we expected sales to decline, as discussed above, our net revenue declined over and above our expectations due to timing of new store sets and deliveries to these stores. We expect this timing difference to reverse during Q3-2016.

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

We currently develop, produce, market, sell and distribute our brands through our strategic regional and international distribution system, which includes over 85% Class “A” distributors and wholesalers such as Sysco, The Sygma Network, UNFI and distributors for Anheuser Busch, Miller Coors, Pepsi, Coca-Cola, RC/7-Up and Cadbury Schweppes.

During Q2-2016 our aggregate gross revenues compared to Q2-2015 decreased by $272,286 to $1,003,780 (Q2-2015 - $1,276,066).

During Q2-2016 gross revenues, on sale of 69,408 cases (Q2-2015 – 91,404 cases) of Natural Cabana® Lemonade/Limeade, declined by $251,731 to $824,517 (Q2-2015 - $1,076,248).

During Q2-2016 we introduced our Lemonade/Limeade formula in a 16.9oz glass bottle package under a control brand label “Citrus tree”. During Q2-2016 we sold 1,152 cases for net sales of $14,918.

During Q2-2016 gross revenues, on sale of 14,656 cases (Q2-2015 – 14,200 cases) of Natural Cabana® Coconut Water, decreased by $6,747 to $164,345 (Q2-2015 - $171,092). We introduced a smaller 11.2oz six-pack coconut water which some big box retailers find easier to sell; this should increase net sales during the remainder of 2016.

During Q2-2016 gross revenues, on sale of nil cases (Q2-2015 – 1,448 cases) of PULSE® Heart & Body Health, decreased by $28,725 to $nil (Q2-2015 - $28,725). We are planning to repackage PULSE Heart & Body Health into a more attractive package and re-introducing this brand into the Southern California marketplace. As the cost to re-introduce is high we are timing it with a large equity financing to ensure we have enough funding to successfully re-introduce this product.

During Q2-2016 our aggregate net sales, after promotional allowances and slotting fees, decreased by $245,937 to $953,364 (Q2-2015 - $1,199,301). During Q2-2016, promotional allowances and slotting fees, decreased by $26,349 to $50,416 (Q2-2015 - $76,765). As a percentage of gross sales, promotional allowances and slotting fees decreased to 5% (Q2-2015 – 6%).

Due to changes in food laws in Mexico during the process of shipping product from Asia, we spent Q2-2016 overlaying the existing label with a new information label. This has delayed the reorder in Mexico until Q3-2016. As at June 30, 2016 the relabeling was completed by our distributor, Café El Marino, who began distribution of Natural Cabana® Coconut Water to more than 3,000 stores in Mexico including: Soriana, 7-Eleven, Calimax, Circlulo K, Dax, Smart & Final, and Farmacia Roma. We are planning to introduce a Natural Cabana® Lemonade/Limeade (“Limonada”) in a 16.9oz glass “PULSE bottle” format for the Mexico market later in 2016 once our relationship with Café El Marino is solidified.

Due to seasonality, net revenue fluctuates from quarter to quarter.

Cost of Sales

During Q2-2016 cost of sales decreased by $171,123 to $619,630 (Q2-2015 – $790,753). As a percentage of net revenue, cost of sales for Q2-2016 decreased 1% to 65% (Q2-2015 – 66%). The decrease in cost of sales was due to the decrease in net revenue. We expect cost of sales for the production of Natural Cabana® Lemonade/Limeade to remain stable throughout 2016 due to fairly stable raw material costs. We expect cost of sales for Natural Cabana® Coconut Water to significantly reduce due to the lower cost of coconut water sourced from our new Asian manufacturer and lower ocean-shipping costs.

Gross Profit

During Q2-2016 gross profit decreased by $74,813 to $333,735 (Q2-2015 - $408,548). Gross profit for Q2-2016, as a percent of net sales, increased 1% to 35% (Q2-2015 – 34%). Gross profit decreased due to lower sales which was expected due to eliminating a number of weaker distributors and our strategic decision to concentrate on warehouse direct to retail. We expect gross profit for the sale of Natural Cabana® Lemonade/Limeade to remain stable throughout 2016 due to fairly stable sales prices, promotional programs and raw material costs. We expect gross profit for Natural Cabana® Coconut Water to significantly increase due to the lower cost of coconut water sourced from our new Asian manufacturer and lower ocean-shipping costs. We also expect an increase in gross profit as we re-introduce PULSE®, a higher margin brand. We expect all of these factors to have a positive effect on our gross profit.

Expenses

Advertising, samples and displays

This expense includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. During Q2-2016 advertising, samples and displays expense decreased by $3,464 to $16,912 (Q2-2015 - $20,376). As a percentage of net sales, this expense remained the same at 1.7%. We expect this variable expense to increase in proportion to increases in sales mainly due to the expansion of Natural Cabana® Coconut Water and the re-introduction of PULSE® Heart & Body Health functional beverages and due to an overall increase in distribution reach both in the United States and internationally.

Freight-out

During Q2-2016, freight-out decreased by $18,444 to $101,853 (Q2-2015 - $120,297). On a per case basis freight-out increased by $0.08 per case to $1.20 (Q2-2015 - $1.12). This increase is due to the location of shipping points which is sometimes outside of our control. We expect freight-out, on a per case basis, to decrease due to lower transportation costs in the United States and due to shipping directly to warehouses versus to numerous distributors. Additionally, there will be limited freight-out charges associated with delivering our products to our Mexico distributor at the ports of entry in Mexico and our China distributor receiving our products at the port of exit in the United States.

Contribution to fixed expenses

Beverage companies are often compared on a contribution to fixed expense basis which is calculated as gross profit less variable costs such as advertising, samples and displays and freight-out. This line item is not GAAP and therefore it is not disclosed separately in our financial statements. During Q2-2016 contribution to fixed expense decreased by $52,904 to $214,970 (Q2-2015 - $267,874). As a percentage of net sales, contribution margin increased by .21% to 22.55% (Q2-2015 – 22.34%). Contribution margin has steadily increased quarter over quarter as we move from direct store delivery to warehouse direct to retail and we expect contribution to fixed expenses to increase as we complete our strategic decision to move towards warehouse direct to retail.

Asset impairment

During Q2-2016 asset impairment expense decreased by $10,558 to $3,183 goods (Q2-2015 - $13,741). During Q2-2016 we incurred an impairment due to the expiry of finished goods.

General and administrative

General and administration expenses for Q2-2016 and Q2-2015 consist of the following:

	Q2-2016	Q2-2015	Effect on Profitability + (-)
Advisory and consulting fees	$30,125	$27,500	$(2,625)
Amortization and depreciation	29,587	27,141	(2,446)
Bad debts	40,000	1,035	(38,965)
Legal, professional and regulatory fees	52,151	13,707	(38,444)
Office, rent and telephone	68,701	73,167	4,466
Shareholder, broker and investor relations	56,244	68,076	11,832
Travel, meals and trade shows	47,848	88,080	40,232
	$324,656	$298,706	$(25,950)

During Q2-2016, general and administrative expenses increased by $25,950 to $324,656 (Q2-2015 - $298,706). Shareholder, broker and investor relations decreased by $11,832 to $56,244 (Q2-2015 - $68,076). During Q2-2015 we incurred an expense of $57,500 attributable to the value of common shares issued to a consultant in a prior period. Starting in April, 2016 we hired an investor relations consultant and paid them $12,000 cash and 250,000 shares (valued at $29,792) during the period. Legal, professional and regulatory fees increased by $38,444 to $52,151 (Q2-2015 - $13,707) due to the timing of an audit fee of $22,000 and due to increased use of our SEC counsel during the period. Travel, meals and trade shows decreased by $40,232 to $47,848 (Q2-2015 - $88,080) due to a strategic reduction. Office, rent and telephone decreased by $4,466 to $68,701 (Q2-2015 - $73,167) a strategic reduction of $23,297 in office costs offset by administration/collection fees of $18,831 incurred associated with the TCA loan. During Q2-2016 we provided $40,000 as an allowance for a doubtful account in Mexico.

Salaries and benefits and broker/agent’s fees

During Q2-2016 salaries and benefits and broker/agent’s fees decreased by $111,666 to $221,634 (Q2-2015 - $333,300). We rationalized the number and placement of salespeople in the field as we moved our business concentration from direct store delivery through distributors to warehouse direct to retailers. This reduced the number of salespeople needed. We concentrated on warehouse direct sales, chain store listings and international expansion which is where we see the majority of our growth coming from. These areas of future growth are generally handled by our two senior officers. Going into the remainder of 2016 we expect this cost to be less than $200,000 per quarter.

Stock-based compensation

We have no further unrecognized stock-based compensation cost to record.

Net Operating Loss

Net operating loss for Q2-2016 decreased by $43,369 to $334,503 (Q2-2015 - $377,872). Offsetting the $74,813 decline in gross profit was an overall reduction of expenses of $118,182. We made a strategic decision to stream-line our operations as discussed under net sales above in order for us to reach profitability sooner and grow from a more solid base of business.

Other Income (Expense)

Interest Income (Expense), net

During Q2-2016 we incurred interest expense of $42,016 (Q2-2015 - interest income, net of expense of $21). During Q2-2016 we incurred interest expense of $3,625 on short-term loans, $730 on credit card debt, and $37,661 on our revolving TCA loan balance.

Interest Expense – amortization of debt issuance costs

A total of $542,870 of debt issuance costs were incurred associated with the closing of the Credit Facility discussed in Note 7 to our financial statements. Pursuant to ASU 2015-3 these costs are being amortized to interest expense over the term of the loan to November 6, 2016. A total of $170,964 was charged to interest expense during Q2-2016.

Loss from Discontinued Operations

During February, 2016 we began our own Southern California distributorship, Natural Cabana Distribution Inc. Through this subsidiary we began selling Natural Cabana® Lemonades/Limeades and Coconut Waters to existing accounts in Southern California while we searched for a suitable independent large distributorship in the area to replace our former distributor. We made this strategic decision in order to maintain existing regional retail accounts in the area. On May 31, 2016 we discontinued this temporary operation and moved our ongoing business to a large independent distributor. During Q2-2016 we received $20,838 of net revenue. Cost of sales was $15,400 for a gross profit of $5,438. We incurred expenses of $11,153 and recorded a bad debt of $23,069. Our net loss from discontinued operations for Q2-2016 was $28,784.

Net Loss

Net loss, after interest expense and loss from discontinued operations, for Q2-2016 increased by $198,416 to $576,267 ($0.01 per share), compared with a net loss for Q2-2015 of $377,851 ($0.01 per share). This increase was due to TCA interest and amortization of debt issuance costs totalling $170,964 (Q2-2015 - $nil). We also incurred a loss from discontinued operations of $28,784 (2015 - $nil).

Non-GAAP financial information not disclosed in the financial statements

During Q2-2016 our net loss, after adjustments to bring GAAP to net loss before corporation income taxes, depreciation and amortization, stock-based compensation and one-time charges (Adjusted EBITDA), increased by $77,348 to $694,357 (Q2-2015 - $615,674).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

The discussion that follows is derived from our interim unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2016 (“YTD-2016”) and 2015 (“YTD-2015”).

Statements of Operations

	YTD-2016	YTD-2015	Effect on Profitability + (-)
Gross Sales	$1,741,195	$2,021,222	$(280,027)
Less: Promotional allowances and slotting fees	(98,187)	(117,350)	19,163
Net Sales	1,643,008	1,903,872	(260,864)
Cost of Sales	1,083,213	1,281,794	198,581
Gross Profit	559,795	622,078	(62,283)
Expenses
Advertising, samples and displays	37,239	39,369	2,130
Asset impairment	8,268	17,846	9,578
Freight-out	159,253	195,142	35,889
General and administration	554,781	604,425	49,644
Salaries and benefits and broker/agent’s fees	502,854	649,563	146,709
Stock-based compensation	3,939	-	(3,939)
Total Operating Expenses	1,266,334	1,506,345	240,011
Net Operating Loss	(706,539)	(884,267)	177,728
Other Income (Expense)
Interest income (expense), net	(72,386)	(421)	(71,965)
Interest expense – amortization of debt issuance costs	(250,934)	-	(250,934)
Loss from discontinued operations	(103,680)	-	(103,680)
Total Other Income (Expense)	(427,000)	(421)	(426,579)
Net Loss	$(1,133,539)	$(884,688)	$(248,851)

Net Sales

We introduced Natural Cabana® Lemonade in 2012 and since then have developed a multi-national comprehensive distribution system in 47 States, Canada, Mexico, and China. From a high of 150 distributors we have eliminated a number of weaker, non-performing and slow-paying distributors and now have more than 70 distributors and 20 wholesalers. This was a strategic decision as we moved our sales model concentration from direct store delivery through distributors to warehouse direct to retail. This strategic decision was to reduce overall fixed expenses associated with direct store delivery distributors. The decrease in net sales was expected in order to grow net sales from a more profitable fixed expense base and to increase sales prices, reduce promotional programs, reduce freight-out which will dramatically increase our contribution margin. Although we expected sales to decline, as discussed above, our net revenue declined over and above our expectations due to timing of new store sets and deliveries to these stores. We expect this timing difference to reverse during the remainder of 2016.

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

We currently develop, produce, market, sell and distribute our brands through our strategic regional and international distribution system, which includes over 85% Class “A” distributors and wholesalers such as Sysco, The Sygma Network, UNFI and distributors for Anheuser Busch, Miller Coors, Pepsi, Coca-Cola, RC/7-Up and Cadbury Schweppes.

During YTD-2016 our aggregate gross revenues decreased by $280,027 to $1,741,195 (YTD-2015 - $2,021,222).

During YTD-2016 gross revenues, on sale of 120,046 cases (YTD-2015 – 146,509 cases) of Natural Cabana® Lemonade/Limeade, declined by $283,980 to $1,430,288 (YTD-2015 - $1,714,268).

During YTD-2016 we introduced our Lemonade/Limeade formula in a 16.9oz glass bottle package under a control brand label “Citrus tree”. During YTD-2016 we sold 1,152 cases for net sales of $14,918.

During YTD-2016 gross revenues, on sale of 28,002 cases (YTD-2015 – 24,738 cases) of Natural Cabana® Coconut Water, increased by $17,759 to $295,988 (YTD-2015 - $278,229). We introduced a smaller 11.2oz six-pack coconut water which some big box retailers find easier to sell; this should increase net sales during the remainder of 2016.

During YTD-2016 gross revenues, on sale of nil cases (YTD-2015 – 1,465 cases) of PULSE® Heart & Body Health, decreased by $29,194 to $nil (YTD-2015 - $29,194). We are planning to repackage PULSE Heart & Body Health into a more attractive package and re-introducing this brand into the Southern California marketplace. As the cost to re-introduce is high we are timing it with a large equity financing to ensure we have enough funding to successfully re-introduce this product.

During YTD-2016 our aggregate net sales, after promotional allowances and slotting fees, decreased by $260,864 to $1,643,008 (YTD-2015 - $1,903,872). During YTD-2016, promotional allowances and slotting fees, decreased by $19,163 to $98,187 (YTD-2015 - $117,350). As a percentage of gross sales, promotional allowances and slotting fees decreased by .2% to 5.6% (YTD-2015 – 5.8%).

Due to changes in food laws in Mexico during the process of shipping product from Asia, we spent Q2-2016 overlaying the existing label with a new information label. This has delayed the reorder in Mexico until Q3-2016. As at June 30, 2016 the relabeling was completed by our distributor, Café El Marino, who began distribution of Natural Cabana® Coconut Water to more than 3,000 stores in Mexico including: Soriana, 7-Eleven, Calimax, Circlulo K, Dax, Smart & Final, and Farmacia Roma. We are planning to introduce a Natural Cabana® Lemonade/Limeade (“Limonada”) in a 16.9oz glass “PULSE bottle” format for the Mexico market later in 2016 once our relationship with Café El Marino is solidified.

Due to seasonality, net revenue fluctuates from quarter to quarter.

Cost of Sales

During YTD-2016 cost of sales decreased by $198,581 to $1,083,213 (YTD-2015 – $1,281,794). As a percentage of net revenue, cost of sales for YTD-2016 decreased 1.3% to 66% (YTD-2015 – 67.3%). The decrease in cost of sales was due to the decrease in net revenue. We expect cost of sales for the production of Natural Cabana® Lemonade/Limeade to remain stable throughout 2016 due to fairly stable raw material costs. We expect cost of sales for Natural Cabana® Coconut Water to significantly reduce due to the lower cost of coconut water sourced from our new Asian manufacturer and lower ocean-shipping costs.

Gross Profit

During YTD-2016 gross profit decreased by $62,283 to $559,795 (YTD-2015 - $622,078). Gross profit for YTD-2016, as a percent of net sales, increased 1.3% to 34% (YTD-2015 – 32.7%). Gross profit decreased due to lower sales which was expected due to eliminating a number of weaker distributors and our strategic decision to concentrate on warehouse direct to retail. We expect gross profit for the sale of Natural Cabana® Lemonade/Limeade to remain stable throughout 2016 due to fairly stable sales prices, promotional programs and raw material costs. We expect gross profit for Natural Cabana® Coconut Water to significantly increase due to the lower cost of coconut water sourced from our new Asian manufacturer and lower ocean-shipping costs. We also expect an increase in gross profit as we re-introduce PULSE®, a higher margin brand. We expect all of these factors to have a positive effect on our gross profit.

Expenses

Advertising, samples and displays

This expense includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. During YTD-2016 advertising, samples and displays expense decreased by $2,130 to $37,239 (YTD-2015 - $39,369). As a percentage of net sales, this expense remained the same at 2%. We expect this variable expense to increase in proportion to increases in sales mainly due to the expansion of Natural Cabana® Coconut Water and the re-introduction of PULSE® Heart & Body Health functional beverages and due to an overall increase in distribution reach both in the United States and internationally.

Freight-out

During YTD-2016, freight-out decreased by $35,889 to $159,253 (YTD-2015 - $195,142). On a per case basis freight-out decreased by $0.06 per case to $1.07 (YTD-2015 - $1.13). This decrease is due to the location of shipping points which is sometimes outside of our control. We expect freight-out, on a per case basis, to decrease due to lower transportation costs in the United States and due to shipping directly to warehouses versus to numerous distributors. Additionally, there will be limited freight-out charges associated with delivering our products to our Mexico distributor at the ports of entry in Mexico and our China distributor receiving our products at the port of exit in the United States.

Contribution to fixed expenses

Beverage companies are often compared on a contribution to fixed expense basis which is calculated as gross profit less variable costs such as advertising, samples and displays and freight-out. This line item is not GAAP and therefore it is not disclosed separately in our financial statements. During YTD-2016 contribution to fixed expense decreased by $24,264 to $363,303 (YTD-2015 - $387,567). As a percentage of net sales, contribution margin increased by 2% to 22% (YTD-2015 – 20%). Contribution margin has steadily increased quarter over quarter as we move from direct store delivery to warehouse direct to retail and we expect contribution to fixed expenses to increase as we complete our strategic decision to move towards warehouse direct to retail.

Asset impairment

During YTD-2016 asset impairment expense decreased by $9,578 to $8,268 (YTD-2015 - $17,846) During YTD-2016 we incurred an impairment due to the expiry of finished goods.

General and administrative

General and administration expenses for YTD-2016 and YTD-2015 consist of the following:

	YTD-2016	YTD-2015	Effect on Profitability + (-)
Advisory and consulting fees	$56,375	$57,500	$1,125
Amortization and depreciation	58,608	52,333	(6,275)
Bad debts	40,000	1,035	(39,965)
Legal, professional and regulatory fees	103,575	81,179	(22,396)
Office, rent and telephone	141,264	132,964	(8,300)
Shareholder, broker and investor relations	54,245	124,331	70,086
Travel, meals and trade shows	100,714	155,083	54,369
	$554,781	$604,425	$49,644

During YTD-2016, general and administrative expenses decreased by $49,644 to $554,781 (YTD-2015 - $604,425). Shareholder, broker and investor relations decreased by $70,086 to $54,245 (YTD-2015 - $124,331). During YTD-2015 we incurred an expense of $115,000 attributable to the value of common shares issued to a consultant in a prior period. Starting in April, 2016 we hired an investor relations consultant and paid them $12,000 cash and 250,000 shares (valued at $29,792) during the period. Legal, professional and regulatory fees increased by $22,396 to $103,575 (YTD-2015 - $81,179) due to increased use of our SEC counsel during the period and the cost of our OTCQX listing. Travel, meals and trade shows decreased by $54,369 to $100,714 (YTD-2015 - $155,083) due to a strategic reduction. Office, rent and telephone increased by $8,300 to $141,264 (YTD-2015 - $132,964) a strategic reduction of $39,495 in office costs offset by administration/collection fees of $31,195 incurred associated with the TCA loan.

Salaries and benefits and broker/agent’s fees

During YTD-2016 salaries and benefits and broker/agent’s fees decreased by $146,709 to $502,854 (YTD-2015 - $649,563). We rationalized the number and placement of salespeople in the field as we moved our business concentration from direct store delivery through distributors to warehouse direct to retailers. This reduced the number of salespeople needed. We concentrated on warehouse direct sales, chain store listings and international expansion which is where we see the majority of our growth coming from. These areas of future growth are generally handled by our two senior officers. Going into the remainder of 2016 we expect this cost to be less than $200,000 per quarter.

Stock-based compensation

We have no further unrecognized stock-based compensation cost to record.

Net Operating Loss

Net operating loss for YTD-2016 decreased by $177,728 to $706,539 (YTD-2015 - $884,267). Offsetting the $62,283 decline in gross profit was an overall reduction of expenses of $240,011. We made a strategic decision to stream-line our operations as discussed under net sales above in order for us to reach profitability sooner and grow from a more solid base of business.

Other Income (Expense)

Interest Income (Expense), net

During YTD-2016 we incurred interest expense of $72,386 (YTD-2015 - $421). During YTD-2016 we incurred interest expense of $8,529 on short-term loans, $1,468 on credit card debt, and $62,389 on our revolving TCA loan balance.

Interest Expense – amortization of debt issuance costs

A total of $542,870 of debt issuance costs were incurred associated with the closing of the Credit Facility discussed in Note 7 to our financial statements. Pursuant to ASU 2015-3 these costs are being amortized to interest expense over the term of the loan to November 6, 2016. A total of $250,934 was charged to interest expense during YTD-2016.

Loss from Discontinued Operations

During February, 2016 we began our own Southern California distributorship, Natural Cabana Distribution Inc. Through this subsidiary we began selling Natural Cabana® Lemonades/Limeades and Coconut Waters to existing accounts in Southern California while we searched for a suitable independent large distributorship in the area to replace our former distributor. We made this strategic decision in order to maintain existing regional retail accounts in the area. On May 31, 2016 we discontinued this temporary operation and moved our ongoing business to a large independent distributor. During YTD-2016 we received $73,740 of net revenue. Cost of sales was $59,627 for a gross profit of $14,113. We incurred expenses of $94,724 and recorded a bad debt of $23,069. Our net loss from discontinued operations for YTD-2016 was $103,680.

Net Loss

Net loss, after interest expense and loss from discontinued operations, for YTD-2016 increased by $248,851 to $1,133,539 ($0.02 per share), compared with a net loss for YTD-2015 of $884,688 ($0.02 per share). This increase was due to TCA interest and amortization of debt issuance costs totaling $313,323 (YTD-2015 - $nil). We also incurred a loss from discontinued operations of $103,680 (2015 - $nil).

Non-GAAP financial information not disclosed in the financial statements

During YTD-2016 our net loss, after adjustments to bring GAAP to net loss before corporation income taxes, depreciation and amortization, stock-based compensation and one-time charges (Adjusted EBITDA), increased by $77,348 to $694,357 (YTD-2015 - $615,674).

LIQUIDITY AND CAPITAL RESOURCES

The discussion that follows is derived from our interim unaudited Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 and the interim unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 (“2016”) and 2015 (“2015”).

Overview

During 2016 our cash position decreased by $100,821 to $330,449 and our working capital decreased by $878,603 to negative $624,953 from $253,650. As at June 30, 2016, our working capital consisted of: cash of $330,449; accounts receivable, net of allowance for doubtful accounts, of $688,197; inventories of $897,746 (including finished product of $243,294, raw materials of $629,399 and inventory deposit of $25,053); and prepaid expenses of $57,080. Our current liabilities include accounts payable of $648,479, accrued expenses of $368,538, promissory notes of $109,386, credit card indebtedness of $22,022, and loans payable of $1,450,000.

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2016 and 2015:

	2016	2015
Net cash used in operating activities	$(696,570)	$(794,971)
Net cash used in investing activities	(22,547)	(42,376)
Net cash provided by financing activities	618,296	905,000
Net (decrease) increase in cash	$(100,821)	$67,653

Cash Used in Operating Activities

During 2016 we used cash of $696,570 (2015 - $794,971) in operating activities. This was made up of the net loss of $1,133,539 less adjustments for non-cash items such as: asset impairment of $8,268 (2015 - $17,846), bad debt allowance of $40,000 (2015 - $1,035)), amortization of debt issuance costs of $250,933 (2015 - $nil), shares and options issued for services of $81,373 (2015 - $115,000), amortization and depreciation of $58,608 (2015 - $52,333), and reduction of note receivable for services of $nil (2015 - $82,800); all totaling $439,182 (2015 - $269,014). After non-cash items, the net loss was $694,357 (2015 - $617,009). Our net cash used in operating activities as a result of changes in operating assets and liabilities was $2,213 (2015 - $179,247) due to an increase in accounts receivable of $341,735 (2015 - $239,274), a decrease in inventories of $82,897 (2015 – increase of $59,710), an increase in prepaid expenses of $4,118 (2015 – decrease of $8,853) and an increase in accounts payable and accrued expenses of $260,743 (2015 – $103,797).

Cash Used in Investing Activities

During 2016 we used cash of $22,547 in investing activities. In 2016 a total of $17,125 was spent on moulds and die cuts and $5,422 was spent on trademarks.

During 2015 we used cash of $42,376 in investing activities. A total of $21,057 was spent on moulds and die cuts, $5,500 on a delivery van, $4,573 on trademarks, and $4,003 on formulation and testing associated with bringing our PULSE® Heart & Body Health brand into commercial production.

Cash Provided by Financing Activities

On March 22, 2016, we entered into Amendment No. 1 to the Senior Secured Revolving Credit Facility Agreement (the “Amended Credit Facility”) whereby we were approved for an additional $1,000,000 loan having the same terms as the initial $900,000 loan. During the six months ended June 30, 2016 we received gross proceeds of $850,000 less transaction costs of $86,640 for net proceeds of $763,360.

On March 27, 2015 we sold 10,050,000 Units at $0.10 per Unit for cash proceeds of $1,005,000 of which $100,000 was received as at December 31, 2014, $860,000 was received in cash and $45,000 was shares issued for debt. On May 27, 2015 we sold 750,000 Units at $0.10 per Unit for cash proceeds of $45,000, and debt settlement of $30,000.

Additional Capital

As of June 30, 2016, we had cash of $330,449 and a working capital deficiency of $624,953. On March 22, 2016, we entered into Amendment No. 1 to the Senior Secured Revolving Credit Facility Agreement (the “Amended Credit Facility”) whereby we were approved for an additional $1,000,000 loan under the Amended Credit Facility having the same terms as the initial $900,000 loan. The Amended and Restated Senior Secured Revolving Convertible Promissory Note matures November 6, 2016 unless extended by the Lender. During the six months ended June 30, 2016 we received gross proceeds of $850,000 less transaction costs of $86,640 for net proceeds of $763,360. In connection with this additional loan, we agreed to issue 10,558,069 shares of our restricted common stock to the Lender as an Advisory Fee. Notwithstanding the above, the Lender is restricted from receiving these shares to the extent that, after giving effect to the receipt of the shares, the Lender would beneficially own more than 4.99% of our common stock. Any shares not issued as a result of this limitation will be issued at a later date, and from time to time, when the issuance of these will not result in the Lender beneficially owning more than 4.99% of our common stock. We have the right to repurchase these shares by paying $350,000 to the Lender on or before September 22, 2016.

We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. As of August 15, 2016 we believe our cash on hand, available working capital, credit facility and equity financing alternatives will be made available to us to support our working capital needs through to June 30, 2017 which we believe, is sufficient to alleviate the uncertainties relating to our ability to successfully execute on our business plan and finance our operations through June 30, 2017. These alternatives may require significant cash payments for interest and other costs which could be highly dilutive to our existing shareholders. Our financial statements for the periods presented were prepared assuming we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at June 30, 2016, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Intangible Assets

Intangible assets are comprised primarily of the cost of formulations of our products and trademarks that represent our exclusive ownership of Natural Cabana®, PULSE® and PULSE: Nutrition Made Simple®, all used in connection with the manufacture, sale and distribution of our beverages. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset.  An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the quarter ended June 30, 2016, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 to our unaudited interim condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Robert E. Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures are those procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016. Based on that evaluation, it was concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in internal control

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 5, 2016 we issued 83,333 shares of common stock having a fair market value of $12,500 pursuant to a service contract.

On May 11, 2016 we issued 250,000 shares of common stock having a fair market value of $37,500 pursuant to a Strategic Advisory Services Agreement.

On June 7, 2016 we issued 200,000 shares of common stock having a fair market value of $20,000 to settle $20,000 of debt owing to our Chief of Product Development.

On June 8, 2016 we issued 83,333 shares of common stock having a fair market value of $10,833 pursuant to a service contract.

Subsequent Sales of Unregistered Securities

Subsequent to June 30, 2016, we have not issued securities in unregistered transactions:

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

THE PULSE BEVERAGE CORPORATION

Date: August 15, 2016	BY:	/s/ Robert E. Yates
Robert E. Yates, Principal Executive and Financial Officer