Form 10-Q
period 2016-09-30
Pulse Beverage Corp
filed 2016-11-14
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2016

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

70,924,980 shares of common stock, par value $0.00001, as of November 14, 2016.

THE PULSE BEVERAGE CORPORATION
FORM 10-Q

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as at September 30, 2016 (Unaudited) and December 31, 2015	1

Condensed Consolidated Statements of Operations for the Three Months and Nine Months ended September 30, 2016 and 2015 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2016 and 2015 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	21

Item 4. Mine Safety Disclosures	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signature Page	22

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

The Pulse Beverage Corporation

Condensed Consolidated Balance Sheets

As of September 30, 2016 (Unaudited) and December 31, 2015

	2016	2015
ASSETS

Current Assets:

Cash	$81,422	$431,270
Accounts receivable, net (Note 3)	381,592	386,462
Inventories (Note 4)	986,912	988,910
Prepaid expenses	15,357	15,461
Total Current Assets	1,465,283	1,822,103
Property and equipment, net of accumulated depreciation of $344,963 and $266,099, respectively (Note 5)	185,496	247,235
Intangible assets, net of accumulated amortization of $62,084 and $52,682, respectively (Note 5)	1,127,813	1,131,793
Total Assets	$2,778,592	$3,201,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$1,076,095	$790,616
Promissory notes payable (Note 6)	91,156	-
Credit card indebtedness	21,942	22,066
Loans payable, net (Note 7)	1,473,489	755,771
Total Current Liabilities	2,662,682	1,568,453
Stockholders’ Equity:

Preferred stock, 1,000,000 shares authorized, $0.001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value 70,924,980 and 68,447,202 issued and outstanding, respectively (Note 9)	709	684
Additional paid-in capital	15,179,167	14,879,160
Accumulated deficit	(15,063,966)	(13,247,166)
Total Stockholders’ Equity	115,910	1,632,678
Total Liabilities and Stockholders’ Equity	$2,778,592	$3,201,131

(See accompanying notes to these unaudited condensed consolidated financial statements)

The Pulse Beverage Corporation

Condensed Consolidated Statements of Operations

Three Months and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Gross Sales	$709,754	$1,046,548	$2,450,949	$3,067,770
Less: Promotional Allowances and Slotting Fees	(53,005)	(53,551)	(151,192)	(170,900)
Net Sales	656,749	992,997	2,299,757	2,896,870
Cost of Sales	434,158	691,552	1,517,370	1,973,346
Gross Profit	222,591	301,445	782,387	923,524
Expenses
Advertising, samples and displays	16,672	20,848	53,911	60,218
Asset impairment	-	53,692	8,268	71,537
Freight-out	67,965	94,478	227,218	289,620
General and administration	349,931	281,597	904,71	886,022
Salaries and benefits and broker/agent’s fees	211,069	284,616	713,922	934,179
Stock-based compensation	-	-	3,939	-
Total Operating Expenses	645,637	735,231	1,911,970	2,241,576
Net Operating Loss	(423,046)	(433,786)	(1,129,583)	(1,318,052)
Other Expense
Financing expense	(40,000)	(10,000)	(40,000)	(10,000)
Interest expense, net	(48,143)	(1,799)	(120,530)	(2,220)
Interest expense, amortization of debt issuance costs	(172,073)	-	(423,007)	-
Total Other Expense	(260,216)	(11,799)	(583,537)	(12,220)
Net Loss From Continuing Operations	(683,262)	(445,585)	(1,713,120)	(1,330,272)
Loss From Discontinued Operations	-	-	(103,680)	-
Net Loss	$(683,262)	$(445,585)	$(1,816,800)	$(1,330,272)
Net Loss Per Share From Continued Operations – Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Net Loss Per Share From Discontinued Operations – Basic and Diluted	-	-	-	-
Weighted Average Shares Outstanding – Basic and Diluted	70,765,000	65,079,000	69,791,000	61,506,000

(See accompanying notes to these unaudited condensed consolidated financial statements)

The Pulse Beverage Corporation

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	2016	2015
Cash Flow from Operating Activities

Loss from discontinued operations	(103,680)	-
Loss from ongoing operations	(1,713,120)	(1,330,272)
Net loss	$(1,816,800)	$(1,330,272)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	88,265	78,878
Asset impairment	8,268	71,537
Bad debt allowance	164,161	17,835
Amortization of debt issuance costs	423,005	-
Shares issued for financing expense	37,500	-
Shares and options issued for services	102,622	173,525
Reduction of note receivable for services	-	88,800
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(159,291)	(77,412)
Decrease in other current assets	-	8,003
(Increase) decrease in prepaid expenses	104	(2,991)
(Increase) in inventories	(6,270)	(84,095)
Increase in accounts payable and accrued expenses	354,651	6,779
Net Cash Used in Operating Activities	(803,785)	(1,049,413)
Cash Flow to Investing Activities
Purchase of property and equipment	(17,124)	(44,998)
Proceeds from insurance claim		6,736
Proceeds from note receivable	-	5,173
Acquisition of intangible assets	(5,422)	(8,576)
Net Cash Used in Investing Activities	(22,546)	(41,665)
Cash Flow from Financing Activities
Proceeds from loans, net of debt issuance costs	763,360	145,000
Repayment of loans and promissory notes payable	(286,877)	-
Proceeds from the sale of common stock, net of costs	-	905,000
Net Cash Provided by Financing Activities	476,483	1,050,000
(Decrease) in Cash	(349,848)	(41,078)
Cash - Beginning of Period	431,270	49,517
Cash - End of Period	$81,422	8,439
Non-Cash Financing and Investing Activities:
Shares issued to settle debt	$100,000	$76,025
Supplemental Disclosures:
Interest paid	$123,077	$1,901
Income taxes paid	-	-

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

As of September 30, 2016, we had cash of $81,422 and a working capital deficiency of $1,197,399. On March 22, 2016, we entered into Amendment No. 1 to the Senior Secured Revolving Credit Facility Agreement (the “Amended Credit Facility”) whereby we were approved for an additional $1,000,000 loan under the Amended Credit Facility having the same terms as the initial $900,000 loan. The Amended and Restated Senior Secured Revolving Convertible Promissory Note matures November 6, 2016. The Lender has verbally agreed to extend the maturity date to May 6, 2017. During the nine months ended September 30, 2016 we received gross proceeds of $850,000 less transaction costs of $86,640 for net proceeds of $763,360. In connection with this additional loan, we agreed to issue 10,558,069 shares of our restricted common stock to the Lender as an Advisory Fee. Notwithstanding the above, the Lender is restricted from receiving these shares to the extent that, after giving effect to the receipt of the shares, the Lender would beneficially own more than 4.99% of our common stock. Any shares not issued as a result of this limitation will be issued at a later date, and from time to time, when the issuance of these will not result in the Lender beneficially owning more than 4.99% of our common stock.

We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. As of November 14, 2016 we do not have plans that are outside the ordinary course of our business. Our plan is to generate positive operational cash flow, and secure additional equity financing. We believe our short-term plan to become operationally cash flow positive, our cash on hand, available working capital, further draws on our credit facility, additional debt securities currently being offered and equity financing alternatives will be made available to us to support our working capital needs through to September 30, 2017 which we believe, is sufficient to alleviate the uncertainties relating to our ability to successfully execute on our business plan and finance our operations through September 30, 2017. These alternatives may require significant cash payments for interest and other costs which could be highly dilutive to our existing shareholders. Our financial statements for the periods presented were prepared assuming we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.

2.	Summary of Significant Accounting Policies

Basis of presentation and consolidation

The interim unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States. Our fiscal year end is on December 31st. These financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Natural Cabana SA de CV (A Mexico Subsidiary) and Natural Cabana Distribution Inc. (A US Subsidiary discontinued on May 31, 2016, See Note 11).

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

Operating results for the three months and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Cash and Cash Equivalents

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash invested in money market accounts. As of September 30, 2016 and December 31, 2015, there were no cash equivalents. We place our cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. As of September 30, 2016 and December 31, 2015, we exceeded insurance limits by $nil and $86,711, respectively.

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

In May 2014, the Financial Accounting Standards Board (‘‘FASB’’) issued Accounting Standard Update (‘‘ASU’’) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU is effective for public entities for annual periods beginning after December 15, 2017. In June 2015, the FASB deferred for one year the effective date of the new revenue standard, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. We are evaluating the impact this standard may have on our revenue recognition, but do not expect that the adoption will have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330)”, to amend Topic 330, Inventory. Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in, first-out (FIFO) or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Adoption of ASU 2015-11 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years. We do not expect adoption of ASU 2015-11 to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU is intended to provide more transparent and economically neutral information about the assets and liabilities that arise from leases than previous guidance. The ASU is effective for public entities for annual periods beginning on or after December 15, 2018. Early adoption is permitted, and adoption must be applied on a modified retrospective basis. We are evaluating the impact of this standard but do not expect that the adoption will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718, Compensation — Stock Compensation. The ASU includes provisions intended to simplify various provisions related to how share-based payments are accounted for and presented in the financial statements. The ASU is effective for public entities for annual periods beginning on or after December 15, 2016 and interim periods within that reporting period. Early adoption is permitted in any interim or annual period. We are evaluating the impact of this standard but do not expect that the adoption will have a material impact on our financial statements.

In connection with its financial instruments project, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments in June 2016 and ASU 2016-01 - Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities in January 2016. ASU 2016-13 introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in earlier recognition of allowances for losses. The guidance will be effective for the first interim period of our 2021 fiscal year, with early adoption in fiscal year 2020 permitted.

In August 2016, the FASB issued ASU 2016-15 - Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted. We are currently evaluating the impact of the new standard.

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted. We are currently evaluating the impact of the new standard.

3.	Accounts Receivable

Accounts receivable consists of the following as of:

	September 30, 2016 (Unaudited)	December 31, 2015
Trade accounts receivable	$679,338	$534,727
Less: Allowance for doubtful accounts	(306,916)	(156,090)
Trade accounts receivable - net	372,422	378,637
Value added tax recoverable	3,103	2,290
Other receivable	6,067	-
Due from suppliers of services	-	5,535
Total accounts receivable, net of allowance	$381,592	$386,462

4.	Inventories

Inventories consists of the following:

	September 30, 2016 (Unaudited)	December 31, 2015
Finished goods	$346,811	$344,764
Raw materials	640,101	644,146
Total inventory	$986,912	$988,910

5.	Property and Equipment and Intangible Assets

Property and equipment consists of:

	September 30, 2016 (Unaudited)	December 31, 2015
Manufacturing, warehouse, display equipment and molds	$354,378	$337,253
Office equipment and furniture	41,581	41,581
Mobile display unit and vehicles	134,500	134,500
Less: depreciation	(344,963)	(266,099)
Total property and equipment	$185,496	$247,235

Depreciation expense for the three months ended September 30, 2016 and 2015 was $26,523, and $23,386, respectively and for the nine months ended September 30, 2016 and 2015 was $78,864 and $68,876, respectively.

Intangible assets consists of:

	September 30, 2016 (Unaudited)	December 31, 2015
Formulations, rights and patents	$969,696	$969,696
Website	62,675	62,675
Less: amortization	(62,084)	(52,682)
Trademarks – not amortized due to indefinite life	157,526	152,104
Total intangible assets	$1,127,813	$1,131,793

Amortization expense for the three months ended September 30, 2016 and 2015 was $3,134 and $3,159, respectively and for the nine months ended September 30, 2016 and 2015 was $9,401 and $10,002, respectively.

6.	Promissory Notes Payable

On June 30, 2016 we negotiated settlements with two freight vendors by issuing promissory notes. These notes are unsecured as follows:

a)	Promissory Note #1 - $66,243 repayable in escalating monthly instalments starting July 24, 2016 and ending June 24, 2017 until paid. Interest is at 10%; and
b)	Promissory Note #2 - $24,913 repayable $500 per month without interest.

7.	Loans Payable

Loans payable consists of the following:

	September 30, 2016 (Unaudited)	December 31, 2015
Short-term loan – (a) below	$14,897	$15,000
Short-term loan – related party – (a) below	126,522	130,000
Total short-term loans	141,419	145,000
Senior Secured Revolving Note – (b) below	1,428,974	844,040
Less: unamortized debt issuance costs	(96,904)	(233,269)
Net carrying value	1,332,070	610,771
Total loans payable	$1,473,489	$755,771

a)

In September, 2015 we received short-term loans totaling $145,000 of which $130,000 was received from a family trust of our Chief Executive Officer. These loans bear interest at 10%, are unsecured and due on demand. As of November 14, 2016 no demand for repayment has been received.

b)

On November 6, 2015, we entered into a Credit Agreement with TCA Global Credit Master Fund, LP (the “Lender”). Under the terms of the Credit Agreement, the Lender has committed to lend a total of $3,500,000 (the “Credit Facility”) to us pursuant to a senior secured revolving note (the “Note”). The initial tranche of $650,000 was funded on November 6, 2015 and a second tranche of $250,000 was funded on December 22, 2015 for a total of $900,000 advanced against this Credit Facility. This loan matured on November 6, 2016. The Lender has verbally agreed to extend the maturity date to May 6, 2017. We must meet specific monthly collateral requirements to further draw upon the Credit Facility. The Credit Facility is secured by a senior secured interest in all of our assets. We are charged a 12% per annum rate of interest plus a 6% per annum administration fee on the daily loan balance outstanding. Repayment terms pursuant to the contract were 20%, however, the Lender has been keeping 25% of gross receipts. The Lender has the right, in the Event of Default, to convert any outstanding amounts under the Note into restricted shares of the Company’s common stock based on 85% of the weighted value average price of our common shares over the prior 5 trading days prior to conversion. However, the Lender may not convert any portion of the Note to the extent that after giving effect to the shares which would be received on conversion, the Lender would beneficially own more than 4.99% of our common stock. In connection with the Credit Facility, we are obligated to pay a $150,000 facility fee which is included in accounts payable and accrued liabilities. As security for this fee we issued 3,000,000 shares of restricted common stock to the Lender who has the right to sell enough shares to recover its fee. These shares are issued and outstanding as of September 30, 2016, however, the value will be recognized as the related liability is extinguished. Any excess shares not sold by the Lender will be returned to us for cancellation. The right to repurchase these shares has expired.

On March 22, 2016, we entered into Amendment No. 1 to the Senior Secured Revolving Credit Facility Agreement (the “Amended Credit Facility”) whereby we were approved for an additional $1,000,000 loan having the same terms as the initial $900,000 loan described above. The Amended and Restated Senior Secured Revolving Convertible Promissory Note matures November 6, 2016 unless extended by the Lender. During the Nine months ended September 30, 2016 we received gross proceeds of $850,000 less transaction costs of $86,640 for net proceeds of $763,360. In connection with this additional loan, we agreed to issue 10,558,069 shares of our restricted common stock to the Lender as an Advisory Fee. Notwithstanding the above, the Lender is restricted from receiving these shares to the extent that, after giving effect to the receipt of the shares, the Lender would beneficially own more than 4.99% of our common stock. Any shares not issued as a result of this limitation will be issued at a later date, and from time to time, when the issuance of these will not result in the Lender beneficially owning more than 4.99% of our common stock. We have the right to repurchase these shares by paying $350,000 to the Lender on or before September 22, 2016.

Associated with the closing and amending of the Credit Facility we incurred $567,870 of debt issuance costs which is being amortized to interest expense, debt issuance costs, over the term of the loan to November 6, 2016. A total of $470,966 has been charged to operations up to September 30, 2016 leaving a balance of $96,904 to be amortized in November 2016.

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

Equity transactions during the nine months ended September 30, 2016:

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

d)

On May 11, 2016 we issued 250,000 common shares at $0.15 per share to a service provider pursuant to a Strategic Advisory and Services Agreement. These shares were valued at the 5 days weight average price prior to issuance. The service provider is to source new equity or debt capital, as such, the value of these shares, being $37,500, has been included in prepaid expenses to be deducted from proceeds of a future financing or charged to operations should a financing not be completed; and

e)

From April 12, 2016 to September 22, 2016 we issued a total of 500,000 common shares at an average fair value of $0.10 per share to a service provider pursuant to a Consultant Agreement dated April 11, 2016. The aggregate value of these shares, being $51,041, was charged to operations during the nine months ended September 30, 2016.

Equity transactions during the three months ended September 30, 2015:

a)

During the three months ended September 30, 2016 we issued a total of 250,000 common shares at an average fair value of $0.085 per share to a service provider pursuant to a Consultant Agreement dated April 11, 2016. The aggregate value of these shares, being $21,250, was charged to operations during the three months ended September 30, 2016.

10.	Warrants

At September 30, 2016 we had 3,548,330 common stock purchases warrants outstanding having an average exercise price of $0.45 per common share and having an average expiration date of .44 years. During the nine months ended September 30, 2016 warrants to acquire 17,531,750 common shares expired unexercised.

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

During the nine months ended September 30, 2016 we received $73,740 of net revenue for this project. Cost of sales was $59,627 for a gross profit of $14,113. We incurred expenses of $94,724 and recorded a bad debt of $23,069. Our net loss from discontinued operations for the nine months ended September 30, 2016 was $103,680 which also represents negative operating cash flow from discontinued operations.

12.	Subsequent Events

We evaluated all subsequent events through the date these financial statements were issued and determined that there are no subsequent events to record or disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

The discussion that follows is derived from our interim unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2016 (“Q3-2016”) and 2015 (“Q2-2015”).

Statements of Operations

	Q3-2016	Q3-2015	Effect on Net Income + (-)
Gross Sales	$709,754	$1,046,548	$(336,794)
Less: Promotional allowances and slotting fees	(53,005)	(53,551)	546
Net Sales	656,749	992,997	(336,248)
Cost of Sales	434,158	691,552	257,394
Gross Profit	222,591	301,445	(78,854)
Expenses
Advertising, samples and displays	16,672	20,848	4,176
Asset impairment	-	53,692	53,692
Freight-out	67,965	94,478	26,513
General and administration	349,931	281,597	(68,334)
Salaries and benefits and broker/agent’s fees	211,069	284,616	73,547
Total Operating Expenses	645,637	735,231	89,594
Net Operating Loss	(423,046)	(433,786)	10,740
Other Income (Expense)
Financing expense	(40,000)	(10,000)	(30,000)
Interest expense, net	(48,143)	(1,799)	(46,344)
Interest expense, amortization of debt issuance costs	(172,073)	-	(172,073)
Total Other Income (Expense)	(260,216)	(11,799)	(248,417)
Net Loss	$(683,262)	$(445,585)	$(237,677)

Net Sales

We introduced Natural Cabana® Lemonade in 2012 and since then have developed a multi-national comprehensive distribution system in 47 States, Canada, Mexico, and China. This year we began eliminating a number of weaker, non-performing and slow-paying distributors and now have approximately 70 distributors and 20 wholesalers. This was a strategic decision as we moved our sales model concentration from direct store delivery through distributors to warehouse direct to retail which has led to reductions in overhead associated with direct store delivery distributors. The decrease in net sales was expected in order to grow net sales from a more profitable fixed expense base and to increase sales prices, reduce promotional programs, reduce freight-out which, collectively, will increase our contribution margin.

Some of the more notable regional and national grocery and convenience chain stores are: Albertsons/Safeway/Tom Thumb Markets, Walmart, Kroger/King Soopers/City Markets, Stater Bros, Food Max, Houchens/IGA/IGA Express/IGA Cross Roads, Kmart, 7-Eleven, United C-stores, Weis Markets, King Kullen, Dierbergs Markets, Hy-Vee Supermarket, WinCo Foods, Price Less Markets, Gristede’s Foods, Toot n Totem and Travel America.

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

During Q3-2016 our aggregate gross revenues compared to Q3-2015 decreased by $336,794 to $709,754 (Q3-2015 - $1,046,548).

During Q3-2016 gross revenues, on sale of 50,049 cases (Q3-2015 – 83,169 cases) of Natural Cabana® Lemonade/Limeade, declined by $363,311 to $580,604 (Q3-2015 - $943,915).

In April, 2016 we introduced our Lemonade/Limeade formula in a 16.9oz glass bottle package under a private label “Citrus tree” for Acme Markets. During Q3-2016 we sold 1,539 cases for sales of $19,970.

During Q3-2016 gross revenues, on sale of 9,224 cases (Q3-2015 – 8,448 cases) of Natural Cabana® Coconut Water, increased by $7,610 to $109,180 (Q3-2015 - $101,570). During the year we introduced a smaller 11.2oz six-pack coconut water which some big box retailers find easier to sell; this should increase net sales during the remainder of 2016.

During Q3-2016 gross revenues, on sale of nil cases (Q3-2015 – 64 cases) of PULSE® Heart & Body Health, decreased by $1,063 to $nil (Q3-2015 - $1,063). Once our working capital deficiency improves and we have free cash to invest in our brands we are planning to repackage PULSE Heart & Body Health into a more attractive package and re-introducing this brand into the Southern California marketplace. As the cost to re-introduce is high we are timing it with a large equity financing to ensure we have enough funding to successfully re-introduce this product.

Due to seasonality, net revenue fluctuates from quarter to quarter.

During Q3-2016 our aggregate net sales, after promotional allowances and slotting fees, decreased by $336,248 to $656,749 (Q3-2015 - $992,997). During Q3-2016, promotional allowances and slotting fees, decreased by $546 to $53,005 (Q3-2015 - $53,551). As a percentage of gross sales, promotional allowances and slotting fees increased to 7.5% (Q3-2015 – 5.1%). This is a temporary increase as we incurred one-time expenses getting our product into new stores with promotional campaigns behind the launch in each store.

Cost of Sales

During Q3-2016 cost of sales decreased by $257,394 to $434,158 (Q3-2015 – $691,552). The decrease in cost of sales was due to the decrease in net revenue. We expect cost of sales for the production of Natural Cabana® Lemonade/Limeade to remain stable for the foreseeable future due to fairly stable raw material costs. Cost of sales for Natural Cabana® Coconut Water significantly declined due to the lower cost of coconut water sourced from our new Asian manufacturer and lower ocean-shipping costs.

Gross Profit

During Q3-2016 gross profit decreased by $78,854 to $222,591 (Q3-2015 - $301,445). Gross profit for Q3-2016, as a percentage of net sales, increased 3.5% to 34% (Q3-2015 – 30.5%). Gross profit decreased due to lower sales which was expected due to eliminating a number of weaker distributors and our strategic decision to concentrate on warehouse direct to retail. We expect gross profit for the sale of Natural Cabana® Lemonade/Limeade to remain stable for the foreseeable future due to fairly stable sales prices, promotional programs and raw material costs. Gross profit, as a percentage of sales, has increased due to increased sales of our Natural Cabana® Coconut Water which is a lower cost product than our previous supplier in Asia and lower ocean-shipping costs. We expect all of these factors to have a positive effect on our gross profit.

Expenses

Advertising, samples and displays

This expense includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. During Q3-2016 advertising, samples and displays expense decreased by $4,176 to $16,672 (Q3-2015 - $20,848).

Freight-out

During Q3-2016, freight-out decreased by $26,513 to $67,965 (Q3-2015 - $94,478). On a per case basis freight-out increased by $0.09 per case to $1.12 (Q3-2015 - $1.03). This increase is due to the location of shipping points which is sometimes outside our control. We expect freight-out, on a per case basis, to decrease due to lower transportation costs in the United States and due to shipping directly to warehouses versus to numerous distributors.

Contribution to fixed expenses

Beverage companies are often compared on a contribution to fixed expense basis which is calculated as gross profit less variable costs such as advertising, samples and displays and freight-out. This line item is not GAAP and therefore it is not disclosed separately in our financial statements. During Q3-2016 contribution to fixed expense decreased by $48,164 to $137,955 (Q3-2015 - $186,119). As a percentage of net sales, contribution margin increased by 2.25% to 21% (Q3-2015 – 18.75%). Contribution margin has steadily increased quarter over quarter as we move from direct store delivery to warehouse direct to retail and we expect contribution to fixed expenses to increase as we complete our strategic decision to move towards warehouse direct to retail.

Asset impairment

During Q3-2016 asset impairment expense decreased by $53,692 to $nil (Q3-2015 - $53,692). During Q3-2015 we elected to write-down an inventory deposit due from our previous coconut water supplier in the amount of $45,334 and to write-down trademarks by $5,982.

General and administrative

General and administration expenses for Q3-2016 and Q3-2015 consist of the following:

	Q3-2016	Q3-2015	Effect on Net Income + (-)
Advisory and consulting fees	$26,250	$26,250	-
Amortization and depreciation	29,657	26,545	(3,112)
Bad debts	124,161	16,820	(107,341)
Legal, professional and regulatory fees	26,781	21,032	(5,749)
Loan collection fees	21,135	-	(21,135)
Office, insurance, rent and telephone	49,286	57,874	8,588
Shareholder, broker and investor relations	36,470	60,810	24,340
Travel, meals and trade shows	36,191	72,266	36,075
	$349,931	$281,597	$(68,334)

During Q3-2016, general and administrative expenses increased by $68,334 to $349,931 (Q3-2015 - $281,597). During Q3-2016 we provided an additional $107,495 to fully allow for a doubtful account in Mexico. We expect to partially recover this account receivable in the future. During Q3-2016, shareholder, broker and investor relations decreased by $24,340 to $36,470 (Q3-2015 - $60,810). In April, 2016 we hired an investor relations consultant and paid them $12,000 cash and 250,000 shares (valued at $21,248) during Q3-2016. During Q3-2015 we incurred an expense of $57,500 attributable to the value of common shares issued to a consultant in a prior period. Travel, meals and trade shows decreased by $36,075 to $36,191 (Q3-2015 - $72,266) due to a strategic reduction in this expense. Office, rent and telephone decreased by $8,588 to $49,286 (Q3-2015 - $57,874) due to a strategic reduction in office costs. During Q3-2016 we incurred administration and collection fees of $21,135 associated with the TCA loan.

Salaries and benefits and broker/agent’s fees

During Q3-2016 salaries and benefits and broker/agent’s fees decreased by $73,547 to $211,069 (Q3-2015 - $284,616). We rationalized the number and placement of salespeople in the field as we moved our business concentration from direct store delivery through distributors to warehouse direct to retailers. This reduced the number of salespeople needed. We concentrated on warehouse direct sales, chain store listings and international expansion which is where we see the majority of our growth coming from. These areas of future growth are generally handled by our two senior officers. Going into the remainder of 2016 we expect this cost to be less than $200,000 per quarter.

Stock-based compensation

We have no further unrecognized stock-based compensation cost to record.

Net Operating Loss

Net operating loss for Q3-2016 decreased by $10,740 to $423,046 (Q3-2015 - $433,786). Offsetting the $78,854 decline in gross profit was an overall reduction of expenses of $89,594. We made a strategic decision to stream-line our operations as discussed under net sales above in order for us to reach profitability sooner and grow from a more solid base of business.

Other Income (Expense)

Financing Expense

During Q3-2016 we charged $40,000 to financing expense due to the expiration of a contract with a financier on September 9, 2016. During Q3-2015 we incurred a $10,000 financing fee associated with a loan we elected not to take due to poor terms offered

Interest Expense, net

During Q3-2016 we incurred interest expense of $48,143 (Q3-2015 – 1,799). During Q3-2016 we incurred interest expense of $5,100 on short-term loans, $773 on credit card debt, and $42,270 on our revolving TCA loan balance.

Interest Expense, amortization of debt issuance costs

A total of $567,870 of debt issuance costs were incurred associated with the closing and amendment of the Credit Facility discussed in Note 7 to our financial statements. Pursuant to ASU 2015-3 these costs are being amortized to interest expense over the term of the loan to November 6, 2016. A total of $172,073 was charged to interest expense during Q3-2016. The remaining balance of $96,904 will be charged to interest expense in the next quarter.

Net Loss

Net loss, after interest expense and loss from discontinued operations, for Q3-2016 increased by $237,677 to $683,262 ($0.01 per share), compared with a net loss for Q3-2015 of $445,585 ($0.01 per share). This increase was mainly due to TCA loan interest and amortization of debt issuance costs totaling $214,343 (Q3-2015 - $nil).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

The discussion that follows is derived from our interim unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016 (“YTD-2016”) and 2015 (“YTD-2015”).

Statements of Operations

	YTD-2016	YTD-2015	Effect on Net Income + (-)
Gross Sales	$2,450,949	$3,067,770	$(616,821)
Less: Promotional allowances and slotting fees	(151,192)	(170,900)	19,708
Net Sales	2,299,757	2,896,870	(597,113)
Cost of Sales	1,517,370	1,973,346	455,976
Gross Profit	782,387	923,524	(141,137)
Expenses
Advertising, samples and displays	53,911	60,218	6,307
Asset impairment	8,268	71,537	63,269
Freight-out	227,218	289,620	62,402
General and administration	904,712	886,022	(18,690)
Salaries and benefits and broker/agent’s fees	713,922	934,179	220,257
Stock-based compensation	3,939	-	(3,939)
Total Operating Expenses	1,911,970	2,241,576	329,606
Net Operating Loss	(1,129,583)	(1,318,052)	188,469
Other Income (Expense)
Financing expense	(40,000)	(10,000)	(30,000)
Interest expense, net	(120,530)	(2,220)	(118,310)
Interest expense, amortization of debt issuance costs	(423,007)	-	(423,007)

Total Other Income (Expense)	(583,537)	(12,220)	(571,317)
Net Loss From Continued Operations	(1,713,120)	(1,330,272)	(382,848)
Loss From Discontinued Operations	(103,680)	-	(103,680)
Net Loss	$(1,816,800)	$(1,330,272)	$(486,528)

Net Sales

We introduced Natural Cabana® Lemonade in 2012 and since then have developed a multi-national comprehensive distribution system in 47 States, Canada, Mexico, and China. This year we began eliminating a number of weaker, non-performing and slow-paying distributors and now have approximately 70 distributors and 20 wholesalers. This was a strategic decision as we moved our sales model concentration from direct store delivery through distributors to warehouse direct to retail which has led to reductions in overhead associated with direct store delivery distributors. The decrease in net sales was expected in order to grow net sales from a more profitable fixed expense base and to increase sales prices, reduce promotional programs, reduce freight-out which, collectively, will increase our contribution margin.

Some of the more notable regional and national grocery and convenience chain stores are: Albertsons/Safeway/Tom Thumb Markets, Walmart, Kroger/King Soopers/City Markets, Stater Bros, Food Max, Houchens/IGA/IGA Express/IGA Cross Roads, Kmart, 7-Eleven, United C-stores, Weis Markets, King Kullen, Dierbergs Markets, Hy-Vee Supermarket, WinCo Foods, Price Less Markets, Gristede’s Foods, Toot n Totem and Travel America.

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

During YTD-2016 our aggregate gross revenues compared to YTD-2015 decreased by $616,821 to $2,450,949 (YTD-2015 - $3,067,770).

During YTD-2016 gross revenues, on sale of 170,095 cases (YTD-2015 – 229,726 cases) of Natural Cabana® Lemonade/Limeade, declined by $647,292 to $2,010,891 (YTD-2015 - $2,658,183).

In April, 2016 we introduced our Lemonade/Limeade formula in a 16.9oz glass bottle package under a private label “Citrus tree” for Acme Markets. During YTD-2016 we sold 2,691 cases for sales of $34,887.

During YTD-2016 gross revenues, on sale of 37,226 cases (YTD-2015 – 33,186 cases) of Natural Cabana® Coconut Water, increased by $25,838 to $405,169 (YTD-2015 - $379,331). During the year we introduced a smaller 11.2oz six-pack coconut water which some big box retailers find easier to sell; this should increase net sales during the remainder of 2016.

During YTD-2016 gross revenues, on sale of nil cases (YTD-2015 – 1,529 cases) of PULSE® Heart & Body Health, decreased by $30,257 to $nil (YTD-2015 - $30,257). Once our working capital deficiency improves and we have free cash to invest in our brands we are planning to repackage PULSE Heart & Body Health into a more attractive package and re-introducing this brand into the Southern California marketplace. As the cost to re-introduce is high we are timing it with a large equity financing to ensure we have enough funding to successfully re-introduce this product.

Due to seasonality, net revenue fluctuates from quarter to quarter.

During YTD-2016 our aggregate net sales, after promotional allowances and slotting fees, decreased by $597,113 to $2,299,757 (YTD-2015 - $2,896,870). During YTD-2016, promotional allowances and slotting fees, decreased by $19,708 to $151,192 (YTD-2015 - $170,900). As a percentage of gross sales, promotional allowances and slotting fees increased to 6.17% (YTD-2015 – 5.57%). This is a temporary increase as we incurred one-time expenses getting our product into new stores with promotional campaigns behind the launch in each store.

Cost of Sales

During YTD-2016 cost of sales decreased by $455,976 to $1,517,370 (YTD-2015 – $1,973,346). The decrease in cost of sales was due to the decrease in net revenue. We expect cost of sales for the production of Natural Cabana® Lemonade/Limeade to remain stable for the foreseeable future due to fairly stable raw material costs. Cost of sales for Natural Cabana® Coconut Water significantly declined due to the lower cost of coconut water sourced from our new Asian manufacturer and lower ocean-shipping costs.

Gross Profit

During YTD-2016 gross profit decreased by $141,137 to $782,387 (YTD-2015 - $923,524). Gross profit for YTD-2016, as a percentage of net sales, increased 2% to 34% (YTD-2015 – 32%). Gross profit decreased due to lower sales which was expected due to eliminating a number of weaker distributors and our strategic decision to concentrate on warehouse direct to retail. We expect gross profit for the sale of Natural Cabana® Lemonade/Limeade to remain stable for the foreseeable future due to fairly stable sales prices, promotional programs and raw material costs. Gross profit, as a percentage of sales, has increased due to increased sales of our Natural Cabana® Coconut Water which is a lower cost product than our previous supplier in Asia and lower ocean-shipping costs. We expect all of these factors to have a positive effect on our gross profit.

Expenses

Advertising, samples and displays

This expense includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. During YTD-2016 advertising, samples and displays expense decreased by $6,307 to $53,911 (YTD-2015 - $60,218).

Freight-out

During YTD-2016, freight-out decreased by $62,402 to $227,218 (YTD-2015 - $289,620). On a per case basis freight-out decreased by $0.02 per case to $1.08 (YTD-2015 - $1.10). This decrease is due to the location of shipping points which is sometimes outside our control. We expect freight-out, on a per case basis, to decrease due to lower transportation costs in the United States and due to shipping directly to warehouses versus to numerous distributors.

Contribution to fixed expenses

Beverage companies are often compared on a contribution to fixed expense basis which is calculated as gross profit less variable costs such as advertising, samples and displays and freight-out. This line item is not GAAP and therefore it is not disclosed separately in our financial statements. During YTD-2016 contribution to fixed expense decreased by $72,431 to $501,256 (YTD-2015 - $573,687). As a percentage of net sales, contribution margin increased by 2% to 22% (YTD-2015 – 20%). Contribution margin has steadily increased quarter over quarter as we move from direct store delivery to warehouse direct to retail and we expect contribution to fixed expenses to increase as we complete our strategic decision to move towards warehouse direct to retail.

Asset impairment

During YTD-2016 asset impairment expense decreased by $63,269 to $8,268 (YTD-2015 - $71,537). During YTD-2015 we elected to write-down an inventory deposit due from our previous coconut water supplier in the amount of $45,334 and to write-down trademarks by $16,835. During YTD-2016 we incurred an impairment of $8,268 due to the expiry of finished goods.

General and administrative

General and administration expenses for YTD-2016 and YTD-2015 consist of the following:

	YTD-2016	YTD-2015	Effect on Profitability + (-)
Advisory and consulting fees	$82,625	$83,750	$1,125
Amortization and depreciation	88,265	78,878	(9,387)
Bad debts	164,161	17,835	(146,326)
Legal, professional and regulatory fees	130,356	102,211	(28,145)
Loan collection fees	52,330	-	(52,330)
Office, rent and telephone	159,354	190,856	31,502
Shareholder, broker and investor relations	90,715	185,141	94,426
Travel, meals and trade shows	136,906	227,351	90,445
	$904,712	$886,022	$(18,690)

During YTD-2016, general and administrative expenses increased by $18,690 to $904,712 (YTD-2015 - $886,022). During YTD-2016 we provided a bad debt allowance of $147,495 to fully allow for a doubtful account in Mexico and $16,666 for doubtful accounts in the United States. We expect to partially recover this account receivable in the future. During YTD-2016, shareholder, broker and investor relations decreased by $94,426 to $90,715 (YTD-2015 - $185,141). In April, 2016 we hired an investor relations consultant and paid them $24,000 cash and 500,000 shares (valued at $51,041) during YTD-2016. During YTD-2015 we incurred an expense of $172,500 attributable to the value of common shares issued to a consultant in a prior period. Travel, meals and trade shows decreased by $90,445 to $136,906 (YTD-2015 - $227,351) due to a strategic reduction in this expense. Office, rent and telephone decreased by $31,502 to $159,354 (YTD-2015 - $190,856) due to a strategic reduction in office costs. During YTD-2016 we incurred administration and collection fees of $52,330 associated with the TCA loan.

Salaries and benefits and broker/agent’s fees

During YTD-2016 salaries and benefits and broker/agent’s fees decreased by $220,257 to $713,922 (YTD-2015 - $934,179). We rationalized the number and placement of salespeople in the field as we moved our business concentration from direct store delivery through distributors to warehouse direct to retailers. This reduced the number of salespeople needed. We concentrated on warehouse direct sales, chain store listings and international expansion which is where we see the majority of our growth coming from. These areas of future growth are generally handled by our two senior officers. Going into the remainder of 2016 we expect this cost to be less than $200,000 per quarter.

Stock-based compensation

During YTD-2016 we incurred $3,939 of stock-based compensation due to the value of vested stock options (YTD-2015 - $nil).We have no further unrecognized stock-based compensation cost to record.

Net Operating Loss

Net operating loss for YTD-2016 decreased by $188,468 to $1,129,583 (YTD-2015 - $1,318,052). Offsetting the $141,137 decline in gross profit was an overall reduction of expenses of $329,605. We made a strategic decision to stream-line our operations as discussed under net sales above in order for us to reach profitability sooner and grow from a more solid base of business.

Other Income (Expense)

Financing Expense

During YTD-2016 we charged $40,000 to financing expense due to the expiration of a contract with a financier on September 9, 2016. During YTD-2015 we incurred a $10,000 financing fee associated with a loan we elected not to take due to poor terms offered

Interest Expense, net

During YTD-2016 we incurred interest expense of $120,530 (YTD-2015 – 2,220). During YTD-2016 we incurred interest expense of $13,630 on short-term loans, $2,241 on credit card debt, and $104,659 on our revolving TCA loan balance.

Interest Expense, amortization of debt issuance costs

A total of $567,870 of debt issuance costs were incurred associated with the closing and amendment of the Credit Facility discussed in Note 7 to our financial statements. Pursuant to ASU 2015-3 these costs are being amortized to interest expense over the term of the loan to November 6, 2016. A total of $423,007 was charged to interest expense during YTD-2016. The remaining balance of $96,904 will be charged to interest expense in the next quarter.

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

Net Loss

Net loss, after interest expense and loss from discontinued operations, for YTD-2016 increased by $486,528 to $1,816,800 ($0.03 per share), compared with a net loss for YTD-2015 of $1,330,272 ($0.02 per share). This increase was due to TCA loan interest and amortization of debt issuance costs totaling $527,666 (YTD-2015 - $nil). We also incurred a loss from discontinued operations of $103,680 (YTD-2015 - $nil).

LIQUIDITY AND CAPITAL RESOURCES

The discussion that follows is derived from our interim unaudited Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 and the interim unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 (“2016”) and 2015 (“2015”).

Overview

During 2016 our cash position decreased by $349,848 to $81,422 and our working capital decreased by $1,451,049 to negative $1,197,399 from $253,650. As at September 30, 2016, our working capital consisted of: cash of $81,422; accounts receivable, net of allowance for doubtful accounts, of $381,592; inventories of $986,912 (including finished product of $346,811 and raw materials of $640,101); and prepaid expenses of $15,357. Our current liabilities include accounts payable of $785,362, accrued expenses of $290,733, promissory notes of $91,156, credit card indebtedness of $21,942, and loans payable of $1,473,489.

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2016 and 2015:

	2016	2015
Net cash used in operating activities	$(803,785)	$(1,049,413)
Net cash used in investing activities	(22,546)	(41,665)
Net cash provided by financing activities	476,483	1,050,000
Net (decrease) in cash	$(349,848)	$(41,078)

Cash Used in Operating Activities

During 2016 we used cash of $803,784 (2015 - $1,049,413) in operating activities. This was made up of the net loss of $1,816,800 (2015 - $1,330,272) less adjustments for non-cash items such as: asset impairment of $8,268 (2015 - $71,537), bad debt allowance of $164,161 (2015 - $17,835), amortization of debt issuance costs of $423,005 (2015 - $nil), shares and options issued for services and financing costs of $140,122 (2015 - $173,525), amortization and depreciation of $88,265 (2015 - $78,878), and reduction of note receivable for services of $nil (2015 - $88,800); all totaling $823,823 (2015 - $430,575). After non-cash items, the net loss was $992,978 (2015 - $899,697). Our net cash from operating activities as a result of changes in operating assets and liabilities was $189,190 (2015 – cash used of $149,716) due to an increase in accounts receivable of $159,291 (2015 - $77,412), an increase in inventories of $6,270 (2015 – increase of $84,095), an decrease in prepaid expenses of $104 (2015 – increase of $2,991) and an increase in accounts payable and accrued expenses of $354,651 (2015 – $6,779).

Cash Used in Investing Activities

During 2016 we used cash of $22,546 in investing activities. In 2016 a total of $17,124 was spent on molds and die cuts and $5,422 was spent on trademarks. During 2015 we used cash of $41,665 in investing activities.

Cash Provided by Financing Activities

On March 22, 2016, we entered into Amendment No. 1 to the Senior Secured Revolving Credit Facility Agreement (the “Amended Credit Facility”) whereby we were approved for an additional $1,000,000 loan having the same terms as the initial $900,000 loan. During the nine months ended September 30, 2016 we received gross proceeds of $850,000 less transaction costs of $86,640 for net proceeds of $763,360. During 2016 we repaid loans and promissory notes by $286,877.

On March 27, 2015 we sold 10,050,000 Units at $0.10 per Unit for cash proceeds of $1,005,000 of which $100,000 was received as at December 31, 2014, $860,000 was received in cash and $45,000 was shares issued for debt. On May 27, 2015 we sold 750,000 Units at $0.10 per Unit for cash proceeds of $45,000, and debt settlement of $30,000.

In September, 2015 we received short-term loans totaling $145,000 of which $130,000 was received from a family trust of our Chief Executive Officer. These loans bear interest at 10% per annum, are unsecured and due on demand. As of November 14, 2016 no demand for repayment has been received.

Additional Capital

As of September 30, 2016, we had cash of $81,422 and a working capital deficiency of $1,197,399. On March 22, 2016, we entered into Amendment No. 1 to the Senior Secured Revolving Credit Facility Agreement (the “Amended Credit Facility”) whereby we were approved for an additional $1,000,000 loan under the Amended Credit Facility having the same terms as the initial $900,000 loan. This loan matured on November 6, 2016. The Lender has verbally agreed to extend the maturity date to May 6, 2017. During the nine months ended September 30, 2016 we received gross proceeds of $850,000 less transaction costs of $86,640 for net proceeds of $763,360. In connection with this additional loan, we agreed to issue 10,558,069 shares of our restricted common stock to the Lender as an Advisory Fee. Notwithstanding the above, the Lender is restricted from receiving these shares to the extent that, after giving effect to the receipt of the shares, the Lender would beneficially own more than 4.99% of our common stock. Any shares not issued as a result of this limitation will be issued at a later date, and from time to time, when the issuance of these will not result in the Lender beneficially owning more than 4.99% of our common stock.

We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. As of November 14, 2016 we do not have plans that are outside the ordinary course of our business. Our plan is to generate positive operational cash flow, and secure additional equity financing. We believe our short-term plan to become operationally cash flow positive, our cash on hand, available working capital, further draws on our credit facility, additional debt securities currently being offered and equity financing alternatives will be made available to us to support our working capital needs through to September 30, 2017 which we believe, is sufficient to alleviate the uncertainties relating to our ability to successfully execute on our business plan and finance our operations through September 30, 2017. These alternatives may require significant cash payments for interest and other costs which could be highly dilutive to our existing shareholders. Our financial statements for the periods presented were prepared assuming we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at September 30, 2016, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Intangible Assets

Intangible assets are comprised primarily of the cost of formulations of our products and trademarks that represent our exclusive ownership of Natural Cabana®, PULSE® and PULSE: Nutrition Made Simple®, all used in connection with the manufacture, sale and distribution of our beverages. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset.  An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the quarter ended September 30, 2016, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Robert E. Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures are those procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016. Based on that evaluation, it was concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in internal control

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Securities Issued in Unregistered Transactions

On August 16, 2016 we issued 166,666 shares of common stock having a fair market value of $16,667 pursuant to a service contract.

On September 22, 2016 we issued 83,335 shares of common stock having a fair market value of $4,583 pursuant to a service contract.

Subsequent Sales of Unregistered Securities

Subsequent to September 30, 2016, we have not issued securities in unregistered transactions:

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

THE PULSE BEVERAGE CORPORATION

Date: November 14, 2016	BY:	/s/ Robert E. Yates
Robert E. Yates, Principal Executive and Financial Officer