Form 10-K
period 2016-12-31
Pulse Beverage Corp
filed 2017-04-17
CIK 1420569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the last business day of the second fiscal quarter, June 30, 2016, the aggregate market value of common stock held by non-affiliates was approximately $25,000,000 using the closing price on that day of $0.13.

As of April 15, 2017, there were 196,867,991 shares of the Company’s common stock issued and outstanding.

Documents Incorporated by Reference: None.

THE PULSE BEVERAGE CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K (“Report”) contains several forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to potential strategic transactions, distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, cash flows and financing, our ability to continue as a going concern, statements regarding future operating results and non-historical information, are forward-looking statements. The words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions, and apply only as of April 15, 2017. Our actual results, performance or achievements could differ materially from historical results as well the results expressed in, anticipated or implied by these forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our business, including our financial condition and results of operations, may be impacted by several factors, including, but not limited to, the following:

●	Our ability to successfully execute on our 2017 operating plan;
●

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

●

Our continued ability to secure store listings, obtain favorable placement within each store and increase case sales through promotions with respect to Natural Cabana® Lemonade, Limeade and Coconut Water;

●	Our ability to receive further loans from debt and/or equity sources;
●

Our continued ability to use our working capital resources to efficiently finance the growth of our business, including building inventory levels and financing receivables from our customers and then to generate sufficient cash flow from operations to preserve our existing cash resources and achieve profitability;

●	Our continued ability to manage our inventory levels and to predict the timing and amount of our sales;
●	Our reliance on third-party contract manufacturers of our products, which could make management of our marketing and distribution efforts inefficient or unprofitable;
●	Our continued ability to secure a continuous supply of raw materials, as well as other factors affecting our supply chain;
●	Our continued ability to maintain brand image and product quality and the risk that we may suffer other product issues such as product recalls;
●	Our ability to attract and retain key personnel, which would directly affect our efficiency and results of operations;
●	Our ability to protect our trademarks and trade secrets, which may prevent us from successfully marketing our products and competing effectively;
●	Litigation or legal proceedings, which could expose us to significant liabilities and damage to our reputation;
●	Our ability to compete successfully against much larger established companies currently operating in the beverage industry, which tend to dominate shelf-space; and
●	Our ability to comply with the many regulations to which our business is subject.

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

PART I

ITEM 1. BUSINESS

Our Business

We are a Northglenn, Colorado based beverage company formed in 2011 by beverage industry veterans for exploiting niche markets in the beverage industry. We own beverage brands: Natural Cabana® Lemonade/Limeade, Natural Cabana® Coconut Water and PULSE® Heart & Body Health functional beverages. We introduced our Natural Cabana® Lemonade in 2012 and since then have developed a comprehensive US domestic distribution system. By establishing a comprehensive distribution system, Pulse has secured thousands of listings for its Lemonades/Limeades and Coconut Waters with regional and national grocery and convenience chain stores. We have been in business with Natural Cabana® Lemonade for five years. We expanded this brand into Limeade, which started selling in January 2014, and into Coconut Water, which started selling in March 2014.

During 2016, we began eliminating several weaker, non-performing and slow-paying distributors and now have approximately 70 distributors and 20 wholesalers. This was a strategic decision as we moved our sales model concentration from direct store delivery through distributors to warehouse direct to retail which has led to reductions in overhead associated with direct store delivery distributors. The decrease in net sales was expected to grow net sales from a more profitable fixed expense base and to increase sales prices, reduce promotional programs, reduce freight-out which, collectively, will increase our contribution margin.

Some of the more notable regional and national grocery and convenience chain stores are: Albertsons/Safeway/Tom Thumb Markets, Walmart, Kroger/King Soopers/City Markets, Stater Bros, Food Max, Houchens/IGA/IGA Express/IGA Cross Roads, Kmart, 7-Eleven, United C-stores, Weis Markets, King Kullen, Dierbergs Markets, Hy-Vee Supermarket, WinCo Foods, Price Less Markets, Gristede’s Foods, Toot n Totem, Travel America, Walgreens, Smashburger, Bolla Markets, Shop-Rite Grocery, Natural Foods, Flash Foods and Associated Foods.

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

Overview and Mission

Our mission is to be one of the market leaders in the development and marketing of natural and functional beverage products that provide real health benefits to a significant segment of the population and are convenient and appealing to consumers. We have an experienced management team of beverage industry executives that have strong relationships in the industry and have successfully launched and/or managed the distribution for more than twenty-five major brands over the past twenty-six years.

Products

Natural Cabana® Lemonade/Limeade

Natural Cabana® Lemonade/Limeade is a line-up of refreshing, all-natural, “good-for-you”, ready-to-drink lemonades/limeades in seven flavours: Natural Lemonade, Cherry Lemonade, Strawberry Lemonade, Mango Lemonade, Natural Limeade, Cherry Limeade and Raspberry Limeade. Natural Cabana® Lemonades/Limeades contain no artificial sweeteners or coloring with significant reduction in calories compared to competing products; having only 60 calories and 19 grams of sugar per 8 oz. serving. Lemonades and limeades are part of a high-growth market with few entrants. There is only one other all-natural lemonade in the marketplace that is offered in a 16oz glass format. We believe that the lemonade/limeade market is well established and that there is an immediate demand in North America and internationally.

Natural Cabana® Lemonades/Limeades are targeted to beverage consumers desiring a lower calorie, all natural, thirst quenching beverage for enjoyment and rehydration. Nationally, only a handful of companies’ market ready-to-drink lemonades. We believe Natural Cabana® Lemonades/Limeades have competitive advantages over existing lemonade brands as follows: has 60 calories per 8oz. serving compared to over 100 calories of most competing beverages and is made of 100% all natural ingredients. The fact that Natural Cabana® Lemonades/Limeades contain no preservatives or artificial sweeteners means that they can be sold in health food stores such as Whole Foods, GNC Live Well, Vitamin Cottage, Sunflower and others. The following is a summary of our competition in the lemonade segment:

●	Calypso® – many flavors, 20oz glass bottle, artificial coloring, high in calories, artificial sweeteners;
●	Hubert’s Lemonade® – all natural lemonade in a 16oz glass bottle;
●	Simply Lemonade® - one flavor in a 13.5oz plastic bottle using natural lemon juice and high in calories;
●	Arizona® Iced Tea – a lemonade/tea known as “Arnold Palmer” in a 24oz can; and
●	Country Time Lemonade® - one flavor in a 12oz can, high in calories.

As part of our restructure, subsequent to December 31, 2016, we switched our packaging for Natural Cabana® Lemonade/Limeade from a 20oz glass bottle to a 16.9oz European style glass bottle used in the making of Citrus Tree and Pulse Heart Health. We had an inventory of more than 1,000,000 16.9oz glass bottles on hand which will reduce our cash outflow for glass bottles during 2017 by more than $300,000. This change has been well received in the market place and we expect to continue to deliver our products in this packaging.

Natural Cabana® Coconut Water

We introduced Natural Cabana® Coconut Water, in natural and pineapple flavours in a 16.9oz can, in March, 2014 as a major line extension to our Natural Cabana® Lemonades/Limeades. During 2016 we added a 11.2oz can as a 6 pack in a cardboard carton.

 The rapidly emerging coconut water category has nearly doubled in revenue every year since 2005 per the Wall Street Journal, and targeting consumer trends – “healthy” and “natural.” Dubbed “Mother Nature’s Sports Drink,” it is made from the highest quality coconuts from Thailand. High in electrolytes, naturally fat and cholesterol-free, coconut water is an excellent source of hydration, and contains healthy ingredients including calcium, potassium and magnesium. Natural Cabana® Coconut Water debuted at a price lower than its competitors and, per informal customer surveys, is the best-tasting coconut water in the market.

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

International market development – The expansion into international markets with our Natural Cabana® Lemonades/Limeades and Coconut Waters remains a key value driver for our growth.

Cost Management – The principal focus of controlling cost inputs will continue to center around reducing input supply and production costs on a per-case basis, including raw material costs and co-packing fees. The converting raw materials into finished goods and finished goods into accounts receivable and the reduction of days to collect accounts receivable while aligning our overhead costs with our growth are key areas of focus in 2017.

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

Gross and net sales, gross profits, contribution to fixed expenses, operating income, net income and net income per share represent key measurements of the above value drivers. These measurements will continue to be a key management focus in 2017. See ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION for a full discussion of our operations for 2016 and 2015.

Growth Strategy

Our growth strategy includes:

-	expanding our US distribution reach to service national chain stores;
-	increase awareness of our Natural Cabana® Coconut Water brand in the United States;
-	securing additional chain, convenience and key account store listings for all our brands nationwide and internationally;
-	increasing our warehouse direct to retail channel;
-	focusing on full service Class “A” distributors; and
-	focusing on placing our products in produce, natural and cold sets as opposed to the grocery aisles.

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

Production Facilities

We outsource the manufacturing and warehousing of our products to independent contract manufacturers (“co-packers”). We purchase our raw materials from North American suppliers which deliver to our third-party co-packers. We currently use two co-packers located in Oregon and Virginia to manufacture and package our products. Once our products are manufactured, we store finished product in a warehouse adjacent to each co-packer or in third party warehouses. Our co-packers were chosen based on their proximity to markets covered by our distributors. Most of the ingredients used in the formulation of our products are off-the-shelf and thus readily available. No ingredient has a lead time greater than two weeks. Other than minimum case volume requirements per production run for most co-packers, we do not have annual minimum production commitments with our co-packers. Our co-packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We continually review our contract packing needs considering regulatory compliance and logistical requirements and may add or change co-packers based on those needs.

Raw Materials

Substantially all the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract manufacturers in accordance with our specifications. The raw materials used in the preparation and packaging of our products consist primarily of juice concentrates, natural flavors, stevia, pure cane sugar, bottles, labels, trays and enclosures. These raw materials are purchased from suppliers selected by us or by our contract manufacturers. We believe that we have adequate sources of raw materials, which are available from multiple suppliers.

Currently, we purchase our flavor concentrate from four flavor concentrate suppliers. Generally, all natural flavor suppliers own the proprietary rights to the flavors. About the development of new products and flavors, independent suppliers bear a large portion of the expense for product development, thereby enabling us to develop new products and flavors at relatively low cost. We anticipate that for future flavors and additional products, we may purchase flavor concentrate from other flavor houses with the intention of developing other sources of flavor concentrate for each of our products. If we must replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers, which could have a material adverse effect on our results of operations.

Quality Control

To ensure that the flavor profiles of our products meet the needs of consumers’ taste, health and life-style, we contract the services of Catalyst Development Inc. (“Catalyst”), a beverage product development firm located in Burnaby, BC, Canada. Catalyst’s owner, Ron Kendrick, is our Chief of Product Development and oversees our beverage development, inventory supply chain, and quality assurance through his team of three persons.

We are committed to building products that meet or exceed the quality standards set by the U.S government. Our products are made from high quality all natural ingredients. We ensure that all our products satisfy our quality standards. Contract manufacturers are selected and monitored by our own quality control representatives to assure adherence to our production procedures and quality standards. Samples of our products from each production run undertaken by each of our contract manufacturers are analyzed and categorized in a reference library. The manufacturing process steps include source selection, receipt and storage, filtration, disinfection, bottling, packaging, in-place sanitation, plant quality control and corporate policies affecting quality assurance. In addition, we ensure that each bottle is stamped with a production date, time, and plant code to quickly isolate problems should they arise.

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

Regulation

The production and marketing of our proprietary beverages are subject to the rules and regulations of various federal, provincial, state and local health agencies, and the U.S. Food and Drug Administration (FDA). The FDA also regulates labeling of our products. From time to time, we may receive notifications of various technical labeling or ingredient reviews with respect to our licensed products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations.

Our contract manufacturers presently offer non-refillable, recyclable containers in the U.S. and various other markets. Legal requirements have been enacted in jurisdictions in the U.S. requiring that deposits or certain eco-taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other beverage container related deposit, recycling, eco-tax and/or product stewardship proposals have been introduced in various jurisdictions in the U.S. We anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels.

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

-

registered trademarks: “PULSE” – USA & CANADA (a water-based beverage) U.S. No. 2698560, Canada: TMA 622,432 and “PULSE: NUTRITION MADE SIMPLE” – USA ONLY. U.S. No. 2819813. In general, trademark registrations expire 10 years from the filing date or registration date. All trademark registrations may be renewed for a nominal fee; and

-	the trademark Natural Cabana® about our Natural Cabana® Lemonade, Limeade and Coconut Water.

Segment Information

We have one operating segment: Non-carbonated beverages; and one reportable geographic segment: North America.

Research and Development

During the year ended December 31, 2016 we spent $nil on research and development.

Seasonality

Our sales are seasonal and we experience fluctuations in quarterly results because of many factors. Historically, we have generated a greater percentage of our revenues during the warm weather months of April through September. Timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another. Thus, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the entire fiscal year.

Employees

As of December 31, 2016, we had fourteen employees/consultants, including Robert E. Yates, who serves as our President and Principal Executive, Financial and Accounting Officer.

ITEM 1A. RISK FACTORS

An investment in our common stock is risky. You should carefully consider the following risks, as well as the other information contained in this Form 10-K, before investing. If any of the following risks occur, our business, business prospects, financial condition, cash flow and results of operations could be materially and adversely affected. In this case, the trading price of our common stock could decline, and you might lose part or all your investment. We may amend or supplement the risk factors described below from time to time by other reports we file with the SEC in the future.

Risk Factors Relating to Our Company and Our Business

We rely on key members of management; the loss of whose services could adversely affect our success and development.

Our success depends to a certain degree upon key members of our management. These individuals are a significant factor in our growth and ability to meet our business objectives. We have an experienced management team of beverage industry executives who have successfully launched and/or managed the distribution for more than twenty-five major brands over the past twenty-six years. They have strong relationships with distributors and buyers who supply thousands of retail outlets, supermarkets and convenience stores. The loss of our key management personnel could slow the growth of our business, or cause us to cease operations, which may result in the total loss of an investment in our securities.

Because we do not have long term contractual commitments with our distributors, our business may be negatively affected if we are unable to maintain these important relationships and distribute our products.

Our marketing and sales strategy depends in large part on the availability and performance of our independent distributors. We will continue our efforts to reinforce and expand our distribution network by partnering with new distributors and replacing underperforming distributors. We have entered written agreements with many of our distributors in the U.S. and Canada, with terms ranging from one to three years. We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from some of our distributors. In addition, despite the terms of the written agreements with many of our top distributors, there are no minimum levels of purchases required under some of those agreements, and most of the agreements may be terminated at any time by us, generally with a termination fee. We may not be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and maintain key distributors in one or more of our geographic distribution areas to profitably exploit our geographic markets.

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

Our ability to establish a market for our products in new geographic areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas. Most of our distributors, retailers and brokers sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their business. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking retail shelves with our products, our sales and results of operations could be adversely affected. Our ability to maintain our distribution network and attract additional distributors, retailers and brokers will depend on several factors, some of which are outside our control. Some of these factors include: the level of demand for our brands and products in a distribution area; our ability to price our products at levels competitive with those of competing products; and our ability to deliver products in the quantity and at the time ordered by distributors, retailers and brokers.

If any of the above factors work negatively against us, our sales will likely decline and our results of operations will be adversely affected.

Because our distributors are not required to place minimum orders with us, we need to manage our inventory levels, and it is difficult to predict the timing and amount of our sales.

Our independent distributors are not required to place minimum monthly or annual orders for our products. To reduce inventory costs, independent distributors endeavor to order products from us on a “just in time” basis in quantities, and at such times, based on the demand for the products in a distribution area. Accordingly, there is no assurance as to the timing or quantity of purchases by any of our independent distributors or that any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have in the past. To be able to deliver our products on a timely basis, we need to maintain adequate inventory levels of the desired products, but we cannot predict the number of cases sold by any of our distributors. If we fail to meet our shipping schedules, we could damage our relationships with distributors and/or retailers, increase our shipping costs or cause sales opportunities to be delayed or lost, which would unfavorably impact our future sales and adversely affect our operating results. In addition, if the inventory of our products held by our distributors and/or retailers is too high, they will not place orders for additional products, which would also unfavorably impact our future sales and adversely affect our operating results.

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

We do not own the plants or the equipment required to manufacture and package our beverage products, and do not directly manufacture our products but instead outsource the manufacturing process to independent contract manufacturers (co-packers). We do not anticipate bringing the manufacturing process in-house in the future. Currently, our products are prepared, bottled and packaged by two primary co-packers. Our ability to attract and maintain effective relationships with contract manufacturers and other third parties for the production and delivery of our beverage products in a geographic distribution area is important to the success of our operations within each distribution area. Competition for contract manufacturers’ business is intense, especially in the western U.S., and this could make it more difficult for us to obtain new or replacement manufacturers, or to locate back-up manufacturers, in our various distribution areas, and could also affect the economic terms of our agreements with our manufacturers. Our contract manufacturers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We may not be able to maintain our relationships with current contract manufacturers or establish satisfactory relationships with new or replacement contract manufacturers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract manufacturers for a distribution area could increase our manufacturing costs and thereby materially reduce profits realized from the sale of our products in that area. In addition, poor relations with any of our contract manufacturers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition.

As is customary in the contract manufacturing industry for comparably sized companies, we are expected to arrange for our contract manufacturing needs sufficiently in advance of anticipated requirements. We continually evaluate which of our contract manufacturers to utilize based on the cost structure and forecasted demand for the geographic area where our contract manufacturers are located. To the extent demand for our products exceeds available inventory or the production capacity of our contract manufacturing arrangements, or orders are not submitted on a timely basis, we will be unable to fulfill distributor orders on demand. Conversely, we may produce more product than warranted by actual demand, resulting in higher storage costs and the potential risk of inventory spoilage. Our failure to accurately predict and manage our contract manufacturing requirements may impair relationships with our independent distributors and key accounts, which, in turn, would likely have a material adverse effect on our ability to maintain effective relationships with those distributors and key accounts.

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

Currently, we purchase our flavor concentrate from four suppliers, and we anticipate that we will purchase flavor concentrate from others with the intention of developing other sources of flavor concentrate for each of our products. The price of our concentrates is determined by our flavor houses, and may be subject to change. Generally, flavor suppliers hold the proprietary rights to their flavors. Consequently, we do not have the list of ingredients or formulas for our flavors and concentrates and we may be unable to obtain these flavors or concentrates from alternative suppliers on short notice. If we must replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers or experience a change in the taste of our products, all of which could have a material adverse effect on our results of operations.

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

We have been operating since February 15, 2011 and in production since September 22, 2011 and have not yet achieved positive cash flow from operations or profitability. We have generated start-up losses to date while we build our distribution network, which could adversely affect our stock price. For the period from inception through December 31, 2016, we have accumulated losses more than $16 million. We face several risks encountered by emerging growth companies, including our need to obtain long-term sources of financing, and our need to manage expanding operations in 2017. Our business strategy may not be successful, and we may not successfully address these risks. If we are unable to achieve profitable operations, investors may lose their entire investment in us.

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

We may issue additional shares of common due to warrants or options being exercised that could dilute your ownership in our company. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event, may have a dilutive impact on our shareholders, which could cause the market price of our common stock to decline.

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

Our stock price has been subject to significant volatility, and you may not be able to sell shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to fluctuations in the past. During the year ended December 31, 2016, our common stock traded at prices as low as $0.03 per share and as high as $0.20 per share.

The market price of the common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

●	quarterly variations in operating results;
●	our ability to control costs and improve cash flow;
●	announcements of technological innovations or new products by us or by our competitors;
●	changes in investor perceptions; and
●	new products or product enhancements by us or our competitors.

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

As of April 15, 2017, there were no open known legal proceedings against us. No governmental agency has instituted proceedings, served, or threatened us with any complaints.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to April 5, 2011, there was no public trading market for our securities. We completed our initial public offering on February 15, 2011. On April 11, 2011, our common stock started trading under the symbol “PLSB” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc. On June 24, 2015 our common stock began trading on the OTCQX® Best Marketplace and on January 1, 2017, due to the decrease in our stock price, we no longer qualify for the OTCQX and thus, we moved back to the OTCQB operated by OTC Markets Group Inc.

The following table sets forth the range of high and low bid prices for our common stock for each applicable quarterly period. The table reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year Ended December 31, 2016:

	High	Low
First Quarter	$0.11	$0.07
Second Quarter	$0.20	$0.07
Third Quarter	$0.14	$0.06
Fourth Quarter	$0.07	$0.03

Fiscal Year Ended December 31, 2015:

	High	Low
First Quarter	$0.30	$0.16
Second Quarter	$0.20	$0.13
Third Quarter	$0.18	$0.09
Fourth Quarter	$0.12	$0.08

The closing price of our common stock on the OTCQB on April 12, 2017 was $0.0068 per share.

Number of Shareholders

As of April 15, 2017, there were 196,867,991 shares of our common stock issued and outstanding and approximately 2,500 shareholders. The transfer agent of our common stock is Transhare Corporation 2200 E. 104th Avenue, Thornton, CO 80233.

Dividends

We have never paid cash dividends or distributions to our equity owners. We do not expect to pay cash dividends on our common stock, but instead, intend to utilize available cash to support the development and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on several factors, including but not limited to, future operating results, capital requirements, financial condition and the terms of any credit facility or other financing arrangements we may obtain or enter into, future prospects and in other factors our Board of Directors may deem relevant at the time such payment is considered. There is no assurance that we will be able or will desire to pay dividends soon or, if dividends are paid, in what amount.

Stock Repurchases

There were no shares repurchased during the fourth quarter of 2016.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2016, we did not issue any securities in unregistered transactions.

Subsequent Sales of Unregistered Securities

After December 31, 2016, we issued the following securities in unregistered transactions:

On January 25, 2017, we entered into a Settlement Agreement with certain creditors whereby Rockwell Capital Inc. purchased debts from our creditors totaling $250,738 (the “Claim Amount”). In return Rockwell Capital Inc. converted the Claim Amount into 78,459,168 free-trading common shares pursuant to Section 3(a) (10) of the Securities Act.

In connection with the Settlement Agreement, above, we issued 625,000 common shares having a fair market value of $6,425 for a registered broker dealer to act on our behalf.

On January 26, 2017, we entered into a Debt Purchase Agreement (“DPA”) with Old Main Capital, LLC (“Old Main”) to assign up to $1,727,484 of principal owed to TCA Global Credit Master Fund LP (“TCA”) in exchange for up to $1,722,484 pursuant to terms of the DPA. To evidence this DPA we entered into a 10% Senior Replacement Convertible Promissory Note for any purchases made from TCA by Old Main. To date Old Main has purchased $170,000 of such debt by paying TCA a total of $163,000 and paying legal fees of $7,000 to legal counsel for Old Main and TCA. To date a total of $144,089 has been converted into 46,153,843 common shares.

On March 13, 2017, we issued 700,000 shares of common stock having a fair market value of $7,000 pursuant to two service contracts.

We relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 with respect to the issuance of the shares listed above. The persons who acquired these securities were sophisticated investors who were provided full information regarding our business and operations. There was no general solicitation about the offer or sale of these securities. The persons acquired these securities for their own accounts. The shares cannot be sold unless pursuant to an effective registration statement or an exemption from registration. No commissions were paid to any person about the issuance of these securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion that follows is derived from our consolidated audited balance sheets as of December 31, 2016, and 2015 and the audited consolidated statements of operations and cash flows for the years ended December 31, 2016 (”2016”) and December 31, 2015 (“2015”).

	2016	2015	Increase (Decrease)
Gross Sales	$2,833,387	$3,730,676	$(897,289)
Less: Promotional allowances and slotting fees	(202,874)	(247,162)	44,288
Net Sales	2,630,513	3,483,514	(853,001)
Cost of Sales	1,818,897	2,405,874	586,977

Gross Profit	811,616	1,077,640	(266,024)

Expenses
Advertising, samples and displays	66,479	80,269	(13,790)
Asset impairment	33,268	159,597	(126,329)
Freight-out	259,003	359,266	(100,263)
General and administration	1,101,100	1,288,224	(187,124)
Intangible assets written-off	1,031,540	-	1,031,540
Research and development	-	995	(995)
Salaries and benefits and broker/agent’s fees	890,340	1,208,603	(318,263)
Stock-based compensation	3,939	606,556	(602,617)

Total Operating Expenses	3,385,669	3,543,913	(158,244)

Net Operating Loss	(2,574,053)	(2,466,273)	(107,780)

Total Other Expenses	(769,817)	(242,653)	(527,164)
Net Loss from Continuing Operations	(3,343,870)	$(2,708,926)	(634,944)
Net Loss from Discontinued Operations	(103,680)	-	(103,680)
Net Loss	$(3,447,550)	$(2,708,926)	(738,624)

Net Sales

We introduced Natural Cabana® Lemonade in a 20oz glass bottle in 2012 and since then have developed a multi-national comprehensive distribution system. During 2016, we began eliminating a number of weaker, non-performing and slow-paying distributors and now have approximately 70 distributors and 20 wholesalers. This was a strategic decision as we moved our sales model concentration from direct store delivery through distributors to warehouse direct to retail which has led to reductions in overhead associated with direct store delivery distributors. The decrease in net sales was expected in order to grow net sales from a more profitable fixed expense base and to increase sales prices, reduce promotional programs, reduce freight-out which, collectively, will increase our contribution margin.

Some of the more notable regional and national grocery and convenience chain stores are: Albertsons/Safeway/Tom Thumb Markets, Walmart, Kroger/King Soopers/City Markets, Stater Bros, Food Max, Houchens/IGA/IGA Express/IGA Cross Roads, Kmart, 7-Eleven, United C-stores, Weis Markets, King Kullen, Dierbergs Markets, Hy-Vee Supermarket, WinCo Foods, Price Less Markets, Gristede’s Foods, Toot n Totem, Travel America, Walgreens, Smashburger, Bolla Markets, Shop-Rite Grocery, Natural Foods, Flash Foods and Associated Foods.

We currently develop, produce, market, sell and distribute our brands through our strategic regional and international distribution system, which includes over 85% Class “A” distributors and wholesalers such as Sysco, The Sygma Network, UNFI and distributors for Anheuser Busch, Miller Coors, Pepsi, Coca-Cola, RC/7-Up and Cadbury Schweppes.

We have been in operation with our first product, Natural Cabana® Lemonade, for almost five years. We expanded this brand into Limeade, which started selling in January 2014, and into Coconut Water, which started selling in March 2014.

During 2016, our aggregate gross revenues compared to 2015 decreased by $897,289 to $2,833,387 (2015 - $3,730,676). During the last six months of 2016 we determined that it was necessary to re-structure how we organized our business to lower our overhead and increase our productivity so that we could, in the future, sell more product at a lower cost. In the short-term this, coupled with our cash crunch, impacted our ability to sell and deliver product which had a short-term negative impact on our sales. We believe that over the long-term these structural changes will enhance shareholder value. The impact of these decisions will be evident in all aspects of our business.

During 2016 gross revenues, on sale of 194,987 cases (2015 – 265,227 cases) of Natural Cabana® Lemonade/Limeade, declined by $786,479 to $2,284,121 (2015 - $3,070,600). In April 2016, we introduced our Lemonade/Limeade formula in a 16.9oz glass bottle package under a private label “Citrus tree” for Acme Markets. During 2016, we sold 5,570 cases for sales of $71,493.

During 2016 gross revenues, on sale of 43,442 cases (2015 – 58,474 cases) of Natural Cabana® Coconut Water, decreased by $152,471 to $477,772 (2015 - $630,243). During 2016, we introduced a smaller 11.2oz six-pack coconut water which some big box retailers find easier to sell.

During 2016 gross revenues, on sale of nil cases (2015 – 1,526 cases) of PULSE® Heart & Body Health, decreased by $29,832 to $nil (2015 - $29,832). We are currently discussing the future of this brand.

During 2016 our aggregate net sales, after promotional allowances and slotting fees, decreased by $853,001 to $2,630,513 (2015 - $3,483,514). During 2016, promotional allowances and slotting fees, decreased by $44,288 to $202,874 (2015 - $247,162). As a percentage of gross sales, promotional allowances and slotting fees increased to 7.16% (2015 – 6.63%). This is a temporary increase as we incurred one-time expenses getting our product into new stores with promotional campaigns behind the launch in each store.

As part of our restructure, subsequent to December 31, 2016, we switched our packaging for Natural Cabana® Lemonade/Limeade from a 20oz glass bottle to a 16.9oz European style glass bottle used in the making of Citrus Tree and Pulse Heart Health. We had an inventory of more than 1,000,000 16.9oz glass bottles on hand which will reduce our cash outflow for glass bottles during 2017 by more than $300,000. This change has been well received in the market place and we expect to continue to deliver our products in this packaging.

Cost of Sales

During 2016 cost of sales decreased by $586,977 to $1,818,897 (2015 – $2,405,874). This decrease was due to lower sales. As a percentage of net revenue, cost of sales remained constant at 69%. We expect cost of sales for the production of Natural Cabana® Lemonade/Limeade to remain stable throughout 2017 due to fairly stable raw material costs. We expect cost of sales for Natural Cabana® Coconut Water to continue to reduce due to the lower cost of coconut water sourced from our Asian manufacturer and lower ocean-shipping costs.

Gross Profit

During 2016, gross profit decreased by $266,024 to $811,616 (2015 - $1,077,640). This decrease was due to lower sales. As a percentage of net revenue, gross profit remained constant at 31%. We expect gross profit for the sale of Natural Cabana® Lemonade/Limeade to remain stable throughout 2017 due to stable sales prices, promotional programs and raw material costs. We expect gross profit for Natural Cabana® Coconut Water to increase due to the lower cost of coconut water sourced from our Asian manufacturer and lower ocean-shipping costs.

Expenses

Advertising, samples and displays

This expense includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. During 2016 advertising, samples and displays expense decreased by $13,790 to $66,479 (2015 - $80,269). As a percentage of net sales, this expense remained constant at 2.5% of net revenue. We reduced this cost due to less display racks and barrels being needed in 2016. We expect this expense to increase in proportion to increases in sales mainly due to the expansion of Natural Cabana® Coconut Water during 2017.

Freight-out

During 2016, freight-out decreased by $100,263 to $259,003 (2015 - $359,266). On a per case basis, freight-out decreased by $0.04 per case to $1.06 (2015 - $1.10). We expect freight-out, on a per case basis, to decrease due to lower transportation costs in the United States.

Contribution to fixed expenses

Beverage companies are often compared on a contribution to fixed expense basis which includes gross profit less variable expenses such as advertising, samples and displays and freight-out. This line item is not GAAP and therefore it is not disclosed separately in our consolidated financial statements. During 2016, as a percentage of net sales, contribution to fixed expense remained constant at 18.5%. We expect contribution to fixed expenses to increase due to the reasons disclosed under each category above.

Asset impairment

During 2016, we elected to write-off old coconut water inventory of $8,268 and we elected to write-down potentially unusable raw materials by $25,000 due to the switch to the 16.9oz bottle.

During 2015, our asset impairment expense was $159,597. We elected to write-down an inventory deposit due from our previous coconut water supplier in the amount of $45,333. A note receivable was written-down to a negotiated amount resulting in a loss of $6,993. We wrote-off a total of $63,742 of raw materials that were obsolete or expired and $23,766 of damaged or discontinued finished goods. We wrote-down trademarks totalling $19,763.

Intangible assets written-off

In 2016, we recorded an impairment of $1,031,540 related to formulations, rights and patents related to the products offered under the Pulse Heart Health brand. We are not presently marketing this product as we have made a decision to reformulate and repackage the product. For conservatism, we have decided to write-down these assets to $nil. Without the effect of this one-time charge to earnings our net loss declined by $923,760 to $1,542,513 in 2016 compared to $2,466,273 in 2015 which reflects some of the effects of our restructuring.

General and administrative

Overall, we have rationalized our overhead to align our expenses to a new strategic way of conducting our business utilizing more warehouse direct distribution and utilizing strong international distributors that distribute, market and promote our brands in their territories. This reduces the amount of overhead we require to operate our business.

General and administration expenses for the years ended December 31, 2016 and 2015 consist of the following:

	2016	2015	Increase (Decrease)
Advisory and consulting fees	$108,875	$110,000	$(1,125)
Amortization and depreciation	118,100	106,423	11,677
Bad debts	164,161	156,090	8,071
Legal, professional and regulatory fees	170,336	129,965	40,371
Office, rent and telephone	276,520	254,448	22,072
Shareholder, broker and investor relations	99,172	245,950	(146,778)
Trade shows	1,450	875	575
Travel and meals	162,486	284,473	(121,987)
	$1,101,100	$1,288,224	$(187,124)

During 2016, general and administrative expenses decreased by $187,124 to $1,101,100 (2015 - $1,288,224). During 2016, we provided an additional $147,495 to fully allow for a doubtful account in Mexico. We expect to partially recover this account receivable in the future. Shareholder, broker and investor relations decreased by $146,778 to $99,172 (2015 - $245,950). Of this, a total of $51,041 (2015 - $230,000) was associated with the issuance of our common shares. In April 2016, we hired an investor relations consultant and paid them $26,000 cash and 500,000 shares (valued at $51,041). Travel and meals decreased by $121,987 to $162,486 (2015 - $284,473) due to an overall effort to decrease overhead. Legal, professional and regulatory fees increased by $40,371 due to our OTCQX listing fee of $12,500 and increase in legal expenses associated with various agreements. Expense categories such as: advisory/consulting fees, amortization/depreciation, fluctuated less than 10% when compared to 2015.

Salaries and benefits and broker/agent’s fees

During 2016 salaries and benefits and broker/agent’s fees decreased by $318,263 to $890,340 (2015 - $1,208,603). We rationalized the number and placement of salespeople in the field as we moved our business concentration from direct store delivery through distributors to warehouse direct to retailers. This reduced the number of salespeople needed. We concentrated on warehouse direct sales, chain store listings and international expansion which is where we see the majority of our growth coming from. These areas of future growth are generally handled by our two senior officers. Going into 2017 we expect this cost to be less than $65,000 per month.

Stock-based compensation

We have no further unrecognized stock-based compensation cost to record.

Other Income (Expense)

Other income (expense) for the years ended December 31, 2016 and 2015 consist of the following:

	2016	2015	Increase (Decrease)
Contract settlement	$-	$(7,009)	$(7,009)
Financing expense	(50,000)	(10,000)	40,000
Loss on derivative liability	(12,456)	-	12,456
Accretion of discount to convertible note	(9,630)	-	9,630
Interest (expense) income, net	(865,027)	(69,885)	795,142
Gain on disposal of assets	167,296	3,838	163,458

	$(769,817)	$(242,653)	$527,164

During 2016, we incurred interest expense of $865,027. We incurred interest expense of $15,606 on short-term loans, $3,225 on credit card debt, $144,942 on our revolving TCA loan balance, $1,450 on our convertible note, and $2,999 on promissory notes. We incurred a total of $742,870 of debt issuance costs associated with the closing and amendment of the Credit Facility discussed in Note 7 (b) to our consolidated financial statements. Pursuant to ASU 2015-3 these costs were amortized to interest expense over the term of the loan to November 6, 2016 resulting in an interest expense of $694,909 during 2016 (2015 - $47,961). We also incurred $9,500 of debt issuance costs associated with the closing of our convertible note with JSJ Investments Inc. These costs are amortized over the term of the convertible note to October 19,2017, resulting in an interest expense of $1,895.

During 2015, we incurred a contract settlement cost of $7,009 to allow us to enter multiple other distribution agreements in a key geographic area.

During 2016, we incurred $50,000 of financing fees. We charged $40,000 to financing expense due to the expiration of a contract with a financier associated with a potential loan we elected not to take due to poor terms offered. We incurred a $10,000 financing fee associated with a loan we elected not to take due to poor terms offered.

During 2016, we sold the Canadian rights to our Natural Cabana® Lemonade/Limeade brand for gross proceeds of $181,000 resulting in a gain on sale of $167,296. During 2015, we received $6,736 from insurance proceeds from a delivery van written-off resulting in a gain of $3,838.

Net Loss

During 2016 net loss increased by $738,624 to $3,447,550 (2015 - $2,708,926). Interest expense associated with amortization of debt issuance costs increased by$648,843. The increase in net loss was also due to lower sales and a decrease in gross profit of $266,024 and due to intangible assets written off of $1,031,540. These were offset by an overall reduction in general and administration of $187,124 and a reduction in salaries of $318,263, a reduction in stock-based compensation of $602,617 and a gain on sale of Canadian rights of $167,296.

Non-GAAP financial information not disclosed in the financial statements

During 2016 net loss, after adjustments to bring GAAP to net loss before corporation income taxes, depreciation and amortization, stock-based compensation and one-time charges (Adjusted EBITDA), increased by $133,610 to $1,411,921 (2015 - $1,278,311).

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the year ended December 31, 2016 our cash position decreased by $271,610 to $159,660 and our working capital position declined by $1,941,845 to negative $1,688,195. At December 31, 2016, our working capital consisted of: cash of $159,660; accounts receivable of $146,324; inventories of $781,469 (including finished product of $251,692, inventory deposit of $5,837 and raw materials of $523,940); and prepaid expenses of $21,595. Our current liabilities include accounts payable of $795,552, accrued expenses of $21,422, credit card indebtedness of $21,057, promissory notes payable of $71,587, convertible debenture of $2,025, derivative liability of $93,206, and loans payable of $1,792,384.

The following table sets forth the major sources and uses of cash for the year ended December 31, 2016 and 2015:

	2016	2015
Net cash used in operating activities	$(914,050)	$(1,347,360)
Net cash from (used in) investing activities	158,808	(78,708)
Net cash provided by financing activities	483,632	1,807,821
Net increase (decrease) in cash	$(271,610)	$(381,753)

Cash Used in Operating Activities

During 2016, we used cash of $914,050 in operating activities. This was made up of the net loss of $3,447,550 less adjustments for non-cash items such as: shares and options issued for services of $136,966, amortization and depreciation of $118,100, asset impairment of $33,268, a bad debt allowance of $164,160, amortization to interest expense of debt issuance costs of $696,805, a gain on sale of assets of $167,295 and Loss on change in fair value of derivative liability of $12,456 and accretion of discount on convertible debenture of $9,630; all totaling $2,035,630. After non-cash items, the net cash loss was $1,411,921 compared to a cash loss during 2015 of $1,278,311. Our net cash from operating activities as a result of changes in operating assets and liabilities was $497,871.

During 2015, we used cash of $1,347,360 in operating activities. This was made up of the net loss of $2,708,926 less adjustments for non-cash items such as: shares and options issued for services of $871,581, amortization and depreciation of $106,423, asset impairment of $159,597, a bad debt allowance of $156,091, amortization to interest expense of debt issuance costs of $47,961, a gain on sale of assets of $3,838 and reduction of note receivable for services of $92,800; all totaling $1,430,615.

Cash Used in Investing Activities

During 2016, we received cash of $158,808 from investing activities. A total of $17,125 was spent on moulds and dies. We spent $5,422 on trademarks. We received $181,355 from the sale of our Canadian rights to Natural Cabana® Lemonade/Limeade.

During 2015, we used cash of $78,708 in investing activities. A total of $64,981 was spent on moulds, dies and label artwork, $6,387 on computer equipment associated with Walmart online processing system and $5,500 on a delivery van for Northern California. We spent $4,573 on trademarks and $4,003 on formulation and testing associated with bringing our PULSE® Heart & Body Health brand of functional beverages available for commercial production. We received $6,736 from insurance proceeds from a delivery van written-off.

Cash Provided by Financing Activities

On March 22, 2016, we entered into Amendment No. 1 to the Senior Secured Revolving Credit Facility Agreement (the “Amended Credit Facility”) whereby we were approved for an additional $1,000,000 loan having the same terms as the initial $900,000 loan. During 2016, we received gross proceeds of $850,000. During 2016, we repaid loans and promissory notes by $447,518. We received $80,750 from a convertible note. On December 9, 2016, we issued 100,000 Series “A” Preferred Shares to our Chief Executive Officer for $400.

In 2015, we sold 10,050,000 Units at $0.10 per Unit for cash proceeds of $1,005,000 of which $100,000 was received as at December 31, 2014, $860,000 was received in cash and $45,000 was shares issued for debt. In 2015, we sold 750,000 Units at $0.10 per Unit for cash proceeds of $45,000, and debt settlement of $30,000. In November 2015, we received $758,770, net of $131,230 of cash debt issuance costs, associate with the initial loan from TCA. In September 2015, we received short-term loans totaling $145,000 of which $130,000 was received from a family trust of our Chief Executive Officer. These loans bear interest at 10% per annum, are unsecured and due on demand. As of April 15, 2017, no demand for repayment has been received.

Additional Capital

Our continuation as a going concern is dependent upon our ability to obtain necessary debt and/or equity financing to fund our growth strategy, pay debt when due, to continue operations, and to attain profitability. As at December 31, 2016 we had a working capital deficit of $1,688,195 and a stockholders’ deficit of $16,459,156. All of these factors combined raises substantial doubt regarding our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Since our inception through December 31, 2016, we have obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and is continually seeking new investors. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business.

We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. We believe our debt and equity financing alternatives will be made available to us to support our working capital needs in the future. These alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at December 31, 2016, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies considering current and forecasted economic conditions. While there are several significant accounting policies affecting our financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

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

Intangible Assets

Intangible assets are comprised primarily of the cost of trademarks that represent our exclusive ownership of “Natural Cabana®”, used in connection with the manufacture, sale and distribution of our products. We do not amortize trademarks as they have an indefinite life; we amortize our website over a period of 5 years on a straight-line basis. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the years ended December 31, 2016 and 2015, we identified impairment of formulations, intellectual property and trademarks of $1,031,540 and $nil, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,

To the Board of Directors and Stockholders of

The Pulse Beverage Corporation

We have audited the accompanying consolidated balance sheets of The Pulse Beverage Corporation and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2016. The Pulse Beverage Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Pulse Beverage Corporation and subsidiary as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of December 31, 2016, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/RBSM, LLP

Larkspur, CA

April 15, 2017

The Pulse Beverage Corporation

Consolidated Balance Sheets

As of December 31, 2016 and 2015

	2016	2015
ASSETS

Current Assets:

Cash	$159,660	$431,270
Accounts receivable, net (Note 3)	146,324	386,462
Inventories (Note 4)	781,469	988,910
Prepaid expenses	21,585	15,461

Total Current Assets	1,109,038	1,822,103
Property and equipment, net of accumulated depreciation of $310,604 and $266,099, respectively (Note 5)	151,235	247,235
Intangible assets, net of accumulated amortization of $61,927 and $52,683 (Note 5)	86,640	1,131,793

Total Assets	$1,346,913	$3,201,131

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:

Accounts payable and accrued expenses	$816,974	$790,616
Credit card indebtedness	21,057	22,066
Promissory notes payable (Note 6)	71,587	-
Loans payable (Note 7)	1,792,384	755,771
Convertible Debenture (Note 8)	2,025	-
Derivative Liability (Note 9)	93,206	-

Total Current Liabilities	2,797,233	1,568,453

Stockholders’ Equity (Deficit):

Preferred stock, 1,000,000 shares authorized, $0.001 par value, 100,000 Series “A” preferred shares issued (2015 – none issued)	100	-
Common stock, 100,000,000 shares authorized, $0.00001 par value 70,924,980 and 68,447,202 issued and outstanding, respectively (Note 10)	709	684
Additional paid-in capital	15,243,587	14,879,160
Accumulated deficit	(16,694,716)	(13,247,166)

Total Stockholders’ Equity (Deficit)	(1,450,320)	1,632,678

Total Liabilities and Stockholders’ Equity (Deficit)	$1,346,913	$3,201,131

(The accompanying notes are integral to these consolidated financial statements)

The Pulse Beverage Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2016 and 2015

	2016	2015
Gross Sales	$2,833,387	$3,730,676
Less: Promotional Allowances and Slotting Fees	(202,874)	(247,162)
Net Sales	2,630,513	3,483,514
Cost of Sales	1,818,897	2,405,874

Gross Profit	811,616	1,077,640

Expenses
Advertising, samples and displays	66,479	80,269
Asset impairment	33,268	159,597
Freight-out	259,003	359,266
General and administration	1,101,100	1,288,224
Intangible assets written-off	1,031,540	-
Research and development	-	995
Salaries and benefits and broker/agent’s fees	890,340	1,208,603
Stock-based compensation	3,939	606,556

Total Operating Expenses	3,385,669	3,543,913

Net Operating Loss	(2,574,053)	(2,466,273)

Other Income (Expense)
Contract settlement	-	(7,009)
Financing expense	(50,000)	(10,000)
Loss on derivative liability revaluation	(12,456)	-
Accretion of discount to convertible note	(9,630)	-
Interest (expense), net	(865,027)	(69,885)
Gain on disposal of assets	167,296	3,838

Total Other Income (Expense)	(769,817)	(242,653)

Net Loss from Continuing Operations	(3,343,870)	(2,708,926)
Loss from Discontinued Operations	(103,680)	-

Net Loss	$(3,447,550)	$(2,708,926)
Net Loss Per Share from Continuing Operations – Basic and Diluted	$(0.05)	$(0.04)
Net Loss Per Share from Discontinued Operations – Basic and Diluted	-	-

Net Loss Per Share – Basic and Diluted	$(0.05)	$(0.04)

Weighted Average Shares Outstanding – Basic and Diluted	70,083,000	62,861,000

(The accompanying notes are integral to these consolidated financial statements)

The Pulse Beverage Corporation

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2016 and 2015

	Series "A" Preferred Shares Issued	Preferred Share Amount	Common Shares #	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance – December 31, 2014		$-	54,276,037	$543	$13,277,720	$(10,538,240)	$2,740,023
Shares issued for cash at $0.10 per share			10,500,000	105	949,895	-	950,000
Shares issued for debt settlement at $0.10 per share			100,000	1	9,999		10,000
Shares issued for share issuance costs at a fair value of $0.10 per share			200,000	2	(2)		-
Shares issued for employment services at an average fair value of $0.14 per share			96,165	1	13,024		13,025
Shares issued to a director at a fair value of $0.08 per share			275,000	2	21,998		22,000
Shares issued as security for an accrued liability (Note 7)			3,000,000	30	(30)		-
Stock-based compensation			-	-	606,556	-	606,556
Net loss			-	-	-	(2,708,926)	(2,708,926)

Balance – December 31, 2015		-	68,447,202	$684	$14,879,160	$(13,247,166)	$1,632,678
Shares issued to a director at a fair value of $0.085 per share			477,778	5	40,606		40,611
Shares issued for debt settlement at $0.10 per share			1,200,000	12	119,988		120,000
Shares issued for services at an average fair value of $0.10 per share			550,000	6	54,911		54,917
Shares issued for financing expense at $0.15 per share			250,000	2	37,498		37,500
Common shares sold in market to settle an accrued liability					107,185		107,185
Stock-based compensation			-	-	3,939	-	3,939
Preferred shares issued	100,000	100			300		400
Net loss			-	-	-	(3,447,550)	(3,447,550)

Balance – December 31, 2016	100,000	$100	70,924,980	$709	$15,243,587	$(16,694,716)	$(1,450,320)

(The accompanying notes are integral to these consolidated financial statements)

The Pulse Beverage Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2016 and 2015

	2016	2015
Cash Flow from Operating Activities
Net loss	$(3,447,550)	$(2,708,926)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	118,100	106,423
Intangible assets written-off	1,031,540	-
Loss on change in fair value of derivative liability	12,456	-
Accretion of discount on convertible debenture	9,630	-
Asset impairment	33,268	159,597
Bad debt allowance	164,160	156,091
Amortization of debt issuance costs	696,805	47,961
Gain on sale of assets	(167,295)	(3,838)
Reduction of long-term note for services	-	92,800
Shares and options issued for services and financing	136,966	871,581
Changes in operating assets and liabilities:
Decrease in accounts receivable	75,977	2,196
(Increase) decrease in prepaid expenses	(6,124)	22,806
Decrease in inventories	174,174	24,369
Decrease in other assets	-	9,550
Increase (decrease) in accounts payable and accrued expenses	253,843	(127,970)

Net Cash Used in Operating Activities	(914,050)	(1,347,360)

Cash Flow to Investing Activities
Proceeds from disposal of assets	181,355	6,736
Purchase of property and equipment	(17,125)	(76,868)
Acquisition of intangible assets	(5,422)	(8,576)

Net Cash From (Used in) Investing Activities	158,808	(78,708)

Cash Flow from Financing Activities
Proceeds from loans, net of finance costs	850,000	913,770
Proceeds from convertible note	80,750	-
Repayment of loans payable	(409,719)	(55,949)
Repayment of promissory notes	(37,799)	-
Proceeds from sale of preferred shares	400	-
Proceeds from the sale of common stock, net of costs	-	950,000

Net Cash Provided by Financing Activities	483,632	1,807,821

Increase (Decrease) in Cash	(271,610)	381,753

Cash - Beginning of Year	431,270	49,517

Cash - End of Year	$159,660	$431,270

Non-Cash Financing and Investing Activities:
Shares issued for services, finance, debt settlement and accrual reduction	$367,933	$881,581

Supplemental Disclosures:

Interest paid	$349,845	$13,296
Income taxes paid	-	-

(The accompanying notes are integral to these consolidated financial statements)

The Pulse Beverage Corporation

Notes to Consolidated Financial Statements

(Audited)

1.	Nature of Operations

Organizational history

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

Nature of business

We manufacture and distribute Natural Cabana® Lemonade, Limeade and Coconut Water. Our product line, PULSE® Heart & Body Health functional beverage has been discontinued. Our products are distributed nationwide primarily through a series of distribution agreements with various independent local and regional distributors and on a warehouse direct basis with major retail chain stores.

Going concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business. We have generated significant revenues but have sustained substantial losses since inception and have never paid any dividends and are unlikely to pay dividends in the immediate or foreseeable future. Our continuation as a going concern is dependent upon our ability to obtain necessary debt and/or equity financing to fund our growth strategy, pay debt when due, to continue operations, and to attain profitability. As at December 31, 2016 we had a working capital deficit of $1,688,195 and a stockholders’ deficit of $16,694,716. All of these factors combined raises substantial doubt regarding our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Since our inception through December 31, 2016, we have obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and is continually seeking new investors. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business.

We intend to continually monitor and adjust our business plan as necessary to respond to developments in our business, our markets and the broader economy. We believe our debt and equity financing alternatives will be made available to us to support our working capital needs in the future. These alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders.

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of our wholly-owned Mexico subsidiary, Natural Cabana SA de CV and our wholly-owned California subsidiary, Natural Cabana Distribution Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the Securities and Exchange Commission (SEC) rules and regulations applicable to financial reporting. All intercompany transactions are eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments as to the carrying values of assets and liabilities and the accrual of costs and expenses that are not clear from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash invested in money market accounts. As of December 31, 2016, there were no cash equivalents.

Accounts receivable

Accounts receivable primarily consists of trade receivables due from wholesalers, distributors and large chain stores. We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. Accounts receivable is reported as the customers’ outstanding balances less any allowance for doubtful accounts. We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance. The allowance for doubtful accounts was $nil and $156,090 at December 31, 2016 and 2015, respectively.

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

Intangible Assets

Intangible assets are comprised primarily of the cost of trademarks that represent our exclusive ownership of “Natural Cabana®”, used in connection with the manufacture, sale and distribution of our products. We do not amortize trademarks as they have an indefinite life; we amortize our website over a period of 5 years on a straight-line basis. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the years ended December 31, 2016 and 2015, we identified impairment of formulations, intellectual property and trademarks of $1,031,540 and $nil, respectively.

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

Comprehensive loss

We have no elements of comprehensive income or loss during the years ended December 31, 2016 and 2015.

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

Advertising costs

Advertising costs are expensed as incurred. During the years ended December 31, 2016 and 2015, we incurred advertising costs of $66,479 and $80,269, respectively.

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

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative Liabilities – December 31, 2015	$-	$-	$-	$-
Derivative Liabilities – December 31, 2016	$93,206	$-	$-	$93,206

Financial Instruments

We have financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis. Our financial instruments consist of cash, accounts and loans receivables, accounts payable and accrued expenses. The carrying amounts of our financial instruments approximate their fair values as of December 31, 2016 and 2015 due to their short-term nature.

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

The determination of taxes payable includes estimates. We believe that we have appropriate support for the income tax positions taken, and to be taken, on our tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. No reserves for an uncertain income tax position have been recorded for the years ended December 31, 2016 or 2015.

Concentration of Business and Credit Risk

Financial instruments and related items, which potentially subject us to concentrations of credit risk, consist primarily of cash and receivables. We place our cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of December 31, 2016, and 2015, we exceeded insurance limits by $nil and $139,381, respectively.

We review a customer’s credit history before extending credit. At and for the year ended December 31, 2016 there were no customers with a balance owing to us of greater than 10% of accounts receivable. In 2015, there was one customer with a balance owing to us of 39% of accounts receivable. There was one customer representing 17% of net sales in 2016 and one customer representing 13% for 2015.

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

Basic and Diluted Net Income (Loss) Per Share

Net loss per share is computed in accordance with ASC subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of our statements of operations. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if common stock was issued upon the exercise of stock options and warrants. For the years ended December 31, 2016 and 2015, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of outstanding warrants on our net loss. Total potentially dilutive common share equivalents relating to stock purchase warrants and options granted or issued, at December 31, 2016 and 2015 were 14,198,330 and 34,230,080, respectively. At April 15, 2017, there were 11,347,777 potentially dilutive common share equivalents.

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

Recent Accounting Pronouncements Issued but Not Adopted as of December 31, 2016

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

In February 2016, the FASB issued an accounting standards update which modifies the accounting for leasing arrangements, particularly those arrangements classified as operating leases. This update will require entities to recognize the assets and liabilities arising from operating leases on the balance sheet. This guidance is effective for fiscal and interim periods beginning after December 15, 2018 and is required to be applied retrospectively to all leasing arrangements. We are currently assessing the effects this guidance may have on our financial statements.

In March 2016, the FASB issued an accounting standards update which simplifies the accounting for share-based payment transactions, inclusive of income tax accounting and disclosure considerations. This guidance is effective for fiscal and interim periods beginning after December 15, 2016 and is required to be applied retrospectively to all impacted share-based payment arrangements. The adoption of this guidance is not expected to have a significant impact on our financial statements.

In August 2016, the FASB issued new guidance related to the statement of cash flows which clarifies how companies present and classify certain cash receipts and cash payments. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. We are currently assessing the effects this guidance may have on our financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"). The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Under ASU 2017-01, to be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of the new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. Early adoption is permitted for certain transactions. Adoption of ASU 2017-01 may have a material impact on our consolidated financial statements if we enter into future business combinations.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements.

3.	Accounts Receivable

Accounts receivable consists of the following as of December 31:	2016	2015
Trade accounts receivable	$138,229	$534,727
Less: Allowance for doubtful accounts	-	(156,090)
Trade accounts receivable - net	138,229	378,637
Value added tax recoverable	-	2,290
Due from suppliers of services	-	5,535
Other	8,095	-
Total Accounts Receivable	$146,324	$386,462

4.	Inventories

Inventories consists of the following as of December 31:	2016	2015

Finished goods	$251,692	$344,764
Deposit on finished goods	5,837	-
Raw materials	523,940	644,146
Total Inventory	$781,469	$988,910

5.	Property and Equipment and Intangible Assets

Property and equipment consists of the following as of December 31:

	2016	2015
Manufacturing, warehouse, display equipment and molds	$289,759	$337,253
Office equipment and furniture	41,581	41,581
Mobile display unit and vehicles	130,500	134,500
Less: depreciation	(310,605)	(266,099)
Total Property and Equipment	$151,235	$247,235

For the years ended December 31, 2016 and 2015, depreciation expense was $105,565 and $93,288, respectively

Intangible assets consist of the following as of December 31:	2016	2015
Formulations, rights and patents	$-	$969,696
Website	62,675	62,675
Less: amortization	(61,926)	(52,682)
Trademarks – not amortized due to indefinite life	85,891	152,104
Total Intangible Assets	$86,640	$1,131,793

For the years ended December 31, 2016 and 2015, amortization expense was $12,535 and $13,135, respectively. Estimated amortization expense to be recorded in 2017 is $748, thereafter, $nil. In 2016, we recorded an impairment of $1,031,540 related to formulations, rights and patents related to the products offered under the Pulse Heart Health brand. We are not presently marketing this product as we have made a decision to reformulate and repackage the product. For conservatism, we have decided to write-down these assets to $nil.

6.	Promissory Notes Payable

On June 30, 2016, we negotiated settlements with two freight vendors by issuing promissory notes. These notes are unsecured as follows:

a)	Promissory Note #1 - $46,673 repayable in escalating monthly instalments ending June 24, 2017 until paid. Interest is at 10%; and

b)	Promissory Note #2 - $24,914 – no specific repayment terms.

7.	Loans Payable

Loans payable consists of the following as of December 31:	2016	2015

Short-term loan – (a) below	$14,069	$15,000
Short-term loan – related party – (a) below	120,374	130,000
Total short-term loans	134,442	145,000

Senior Secured Revolving Note – (b) below	1,657,942	844,040
Less: unamortized debt issuance costs	-	(233,269)
Net carrying value	1,657,942	610,771
Total loans payable	$1,792,384	$755,771

a)

In September 2015, we received short-term loans totaling $145,000 of which $130,000 was received from a family trust of our Chief Executive Officer. These loans bear interest at 10%, are unsecured and due on demand. As of April 15, 2017, no demand for repayment has been received.

b)

On November 6, 2015, we entered into a Credit Agreement with TCA Global Credit Master Fund, LP (“TCA”). Under the terms of the Credit Agreement, TCA committed to lend up to $3,500,000 (the “Credit Facility”) pursuant to a senior secured revolving note (the “Note”). TCA has funded to date $1,750,000, $900,000 in fiscal 2015 and $850,000 in fiscal 2017. The Credit Facility is secured by a senior secured interest in all our assets. We are charged a 12% per annum rate of interest plus a 6% per annum administration fee on the daily loan balance outstanding. The Lender has the right, in the Event of Default, to convert any outstanding amounts under the Note into restricted shares of our common stock based on 85% of the weighted value average price of our common shares over the prior 5 trading days prior to conversion. However, the Lender may not convert any portion of the Note to the extent that after giving effect to the shares which would be received on conversion, the Lender would beneficially own more than 4.99% of our common stock. In connection with the Credit Facility and subsequent loans therein, we were obligated to pay a total of $500,000 in investment banking fees to TCA. As security for the initial fee of $150,000 we issued 3,000,000 common shares to TCA of which a total of 2,238,200 shares were sold for proceeds of $107,186 leaving an accrued liability of $42,814. This liability, together with the second investment banking fee commitment of $350,000 has been added to the principal owing to TCA as at December 31, 2016. During 2016, we repaid a total of $399,161 of principal and had unapplied principal repayments of $29,752 in our lockbox available for future principal repayments. The original maturity of the Note was November 6, 2016. We continue to work with TCA to repay this note (See Note 18 (c)). TCA has verbally agreed to extend the maturity date to a future date but as of April 15, 2017 we have not reached an agreement with TCA on this extension.

Associated with the Credit Facility we incurred $742,870 of debt issuance costs which was amortized to interest expense - debt issuance costs over the term of the loan to November 6, 2016.

8.	Convertible Note

Convertible note consists of the following as of December 31:	2016	2015

Face value of convertible note on October 7, 2016	$80,750	$-
Less discount	(80,750)	-
Revaluation of note at December 31, 2016	9,630
	9,630	-
Less: unamortized debt issuance costs	(7,605)	-
Net carrying value	$2,025	$-

On October 7, 2016, we issued a convertible note in the principal amount of $80,750 due on demand on or after October 7, 2017. We received a net amount of $75,000, after debt issuance costs of $7,500. The note has a cash redemption premium of 115% of the principal amount in the first 30 days following the execution date, of 125% for days 31-90 following the execution date, and 135% after the 91st day. After 180 days, cash redemption is only available upon approval by the holder at a cash redemption premium of 140%. The note bears interest at 9% per annum and is convertible into common shares at a 40% discount to the average of the three lowest trading prices during the previous 20 trading days to the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $90,575 resulted in a discount to the note payable of $80,750 and the recognition of a loss on derivatives of $9,825. During the year ended December 31, 2016, we recorded accretion of $9,630 increasing the carrying value of the note to $9,630. Accrued interest as at December 31, 2016 was $1,450. As of April 15, 2017, we have not received a conversion notice. We have reserved up to 37,000,000 shares for future conversion of this note.

9.	Derivative Liability

The embedded conversion option of the convertible debenture described in Note 8 contains a conversion feature that qualifies for embedded derivative classification. The fair value of the liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	2016	2015

Balance at the beginning of period	$-	$-
Original discount limited to proceeds of notes	80,750	-
Fair value of derivative liabilities in excess of note proceeds received	9,825	-
Change in fair value of embedded conversion option	2,631	-
		$-
Balance at the end of the period	$93,206	$-

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s common stock (as quoted on the Over the Counter Markets), volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	156%	0.66%	0%	1.00
At December 31, 2016	189%	0.85%	0%	0.77

10 Common Stock

A Special Meeting of our shareholders was held on January 23, 2017. At the meeting a proposal was approved to amend the Company’s Articles of Incorporation such that we would be authorized to issue up to 500,000,000 shares of common stock. We have 500,000,000 shares of common stock authorized at a par value of $0.00001.

Equity transactions during the year ended December 31, 2016:

a)

On January 31, 2016, we issued 238,889 common shares and on February 29, 2016 we issued 238,889 common shares having an aggregate fair value of $40,611 pursuant to an employment contract with an officer/director. This contract expired on March 8, 2016;

b)	On April 12, 2016, we issued 50,000 common shares to a former Advisory Board Member for the past use of her name on our website. The value of these shares being $3,875 was charged to operations;

c)	On May 5 and June 7, 2016, we issued 1,200,000 common shares to settle $120,000 of creditor debt. These shares were valued at $0.10 based on a negotiated settlement price dated April 21, 2016;

d)

On May 11, 2016, we issued 250,000 common shares at $0.15 per share to a service provider pursuant to a Strategic Advisory and Services Agreement. These shares were valued at the 5-days weight average price prior to issuance. The service provider was to source new equity or debt capital. This contract expired and the value of these shares, being $37,500, has been charged to operations as a financing expense; and

e)

From April 12, 2016 to September 22, 2016 we issued a total of 500,000 common shares at an average fair value of $0.10 per share to a service provider pursuant to a Consultant Agreement dated April 11, 2016. The aggregate value of these shares, being $51,041, was charged to operations.

Equity transactions during the year ended December 31, 2015:

a)

On March 27, 2015, we sold 10,050,000 Units at $0.10 per Unit for cash proceeds of $1,005,000 of which $100,000 was received at December 31, 2014. On May 27, 2015, we sold 750,000 Units at $0.10 per Unit for cash proceeds of $45,000, debt settlement of $30,000. Each Unit consisted of one share of restricted common stock and one-half of a warrant. Each whole warrant allowed the holder to purchase one additional share at a price of $0.20 per share at any time between March 10, 2016 and May 27, 2016. These shares expired, unexercised.

b)	During 2015, we issued a total of 96,165 common shares, having an aggregate fair value of $13,025 to three employees for services rendered.

c)	On November 6, 2015, we issued 3,000,000 restricted common shares. See Note 7 (c).

d)	On December 31, 2015, we issued 275,000 restricted common shares, having a fair value of $22,000, pursuant to an employment contract with a director.

11.	Warrants

At December 31, 2016, we had 3,548,330 common stock purchases warrants outstanding having an average exercise price of $0.45 per common share and having an average expiration date of .19 years. During the year warrants to acquire 17,531,750 common shares expired unexercised. Subsequent to December 31, 2016 a further 2,850,553 common share purchase warrants expired unexercised.

12.	Preferred Stock

There are 1,000,000 shares of preferred stock, par value $0.001, issuable in series with rights, preferences and limitations to be determined by the Board of Directors from time to time. On December 9, 2016, our Board of Directors created a series of Preferred Shares, $0.001 par value per share, designated as Series “A” Preferred Shares. The number of shares constituting Series “A” Preferred Shares is 300,000. Each Series “A” Preferred Share entitles the holder to 1,000 votes on all matters submitted to a vote of our shareholders. On December 9, 2016, we issued 100,000 Series “A” Preferred Shares to our Chief Executive Officer for $400.

13.	Stock Options and Stock-based Compensation

On July 29, 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan") under which were authorized to grant up to 4,500,000 shares of common stock. On December 31, 2015, we approved an increase in the number of shares authorized to be issued pursuant to the plan, to 20,000,000 shares.

In 2012, we granted stock options under the 2011 Plan to certain officers, directors, employees and consultants to purchase 3,075,000 common shares at $0.50 per common share. On December 31, 2015, we cancelled 675,000 stock options to certain employees and consultants due to the expiry or cancellation of a contract. We also cancelled 1,950,000 stock options granted to two directors and a consultant per agreement to issue new stock options.

On December 31, 2015, we granted stock options under the Amended 2011 Plan to certain officers, directors, employees and consultants to purchase 12,700,000 common shares at $0.10 per common share. During 2016, a director resigned and 2,500,000 stock options were cancelled.

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model. During the years ended December 31, 2016 and 2015, we recorded stock-based compensation of $3,939 and $606,556, respectively.

The weighted average assumptions used for each of the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Expected dividend yield	-	0%
Risk-free interest rate	-	1.71%
Expected volatility	-	103%
Expected option life (in years)	-	5

The following table summarizes the continuity of our stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2014	3,075,000	$0.50	3.34	$-

Granted	12,700,000	0.10	5.00	-
Forfeited/Cancelled	(2,625,000)	-	-	-
Exercised	-	-	-	-

Outstanding, December 31, 2015	13,150,000	0.50	3.34	-

Granted	-	-	-	-
Forfeited/cancelled	(2,500,000)	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2016	10,650,000	$0.10	3.99	$-
Exercisable, December 31, 2016	10,650,000	$0.10	3.99	$-

A summary of the status of our non-vested stock options outstanding as of December 31, 2016, and changes during the years ended December 31, 2016 and 2015 is presented below:

Non-vested stock options	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2014	-	$-
Granted	12,700,000	0.06
Vested	(10,375,000)	0.06
Non-vested at December 31, 2015	2,325,000	$0.06

Granted	-
Forfeited/cancelled	(2,325,000)	(0.06)
Vested	-	-
Non-vested at December 31, 2016	-	$-

The following table summarizes information about stock options outstanding and exercisable under our stock incentive plan at December 31, 2016:

	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.10	10,200,000	4.00	$0.10
$0.50	450,000	.33	$0.50

	10,650,000	3.99	$0.10

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

At December 31, 2016, we had no unrecognized compensation expense related to unvested stock options.

14. Income Taxes

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

The significant components of deferred tax assets and liabilities are as follows:

	2016	2015
Deferred tax assets:
Net operating loss	$4,894,757	$4,074,383
Stock-based compensation	860,652	859,192
Intangible assets	9,244	-
Other reserves	2,441	52,899
Total deferred tax assets	5,767,094	4,986,475
Deferred tax liabilities:
Property, Plant & Equipment	(33,948)	(59,022)
Intangible assets	-	(354,507)
Net deferred tax assets	5,733,146	4,572,946
Less: Valuation allowance	(5,733,146)	(4,572,946)
Deferred tax asset, net of valuation allowance	$-	$-

The net change in the valuation allowance for the year ended December 31, 2016 was $1,160,200.

We have a net operating loss carryover of $13,209,151 available to offset future income for income tax reporting purposes, which will expire in various years through 2036, if not previously utilized. However, our ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2016 and 2015, there was no income tax or related interest and penalty items in the income statement, or liabilities on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years beginning January 1, 2011 or state income tax examination by tax authorities for years beginning January 1, 2010. We are not currently involved in any income tax examinations.

15.	Fair Value Measurements

There were no financial instruments that were measured at fair value on a recurring basis as of December 31, 2016 and 2015.

The carrying amounts of our financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of December 31, 2016 and 2015 approximate fair value because of the short maturity of these instruments. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of the notes payable approximates fair value.

There were no changes in valuation technique from prior periods.

16.	Commitments

Operating Leases

We lease office and warehouse space, under operating leases that expire at various dates through the year ending December 31, 2017. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. Certain leases require that we pay for insurance, taxes and maintenance applicable to the leased property.

Minimum aggregate future lease payments under non-cancelable operating leases as of December 31, 2016 are $37,739 for the year ended December 31, 2017.

Rent expense under all operating leases, including short-term rentals as well as cancelable and non-cancelable operating leases, gross, was $80,191 and $65,278 for the years ended December 31, 2016 and 2015, respectively.

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

17.	Loss from Discontinued Operations

During February 2016, we began a Southern California distributorship, Natural Cabana Distribution Inc. Through this subsidiary, we began selling our products to existing accounts while we searched for a suitable independent large distributorship in the area to replace our former distributor. We made this strategic decision to maintain existing regional retail accounts in the area. On May 31, 2016, we discontinued this temporary operation and moved our ongoing business to a large independent distributor.

During the period ended May 31, 2016 we received $73,740 of net revenue and cost of sales was $59,627 for a gross profit of $14,113. We incurred expenses of $94,724 and recorded bad debt expense of $23,069. Our net loss from discontinued operations was $103,680 which also represents negative operating cash flow from discontinued operations.

18.	Subsequent Events

Subsequent to December 31, 2016 we have entered into the following debt and equity transactions:

a)

On January 11, 2017, we borrowed $43,000 from Power Up Lending Group, Ltd (Power Up). The loan is evidenced by a promissory note which bears interest at 8% per year, due on October 17, 2017. On July 10, 2017 Power Up may convert the promissory note into our common shares. On March 10, 2017, we borrowed an additional $30,000 from Power Up. This additional loan is evidenced by a promissory note which bears interest at 8% per year, due on December 30, 2017. On July 10, 2017 Power Up may convert the $43,000 promissory note into our common shares and on September 6, 2017 Power Up may convert the $30,000 promissory note into our common shares. The conversion price of these loans is 61% of the average of the three lowest trading prices of our common shares during the 15-day trading period ending on the last trading day prior to the date of conversion. We have reserved 40,000,000 common shares for future issuances pursuant to a Reservation Letter dated March 10, 2017.

b)

On January 25, 2017, we entered into a Settlement Agreement with certain creditors whereby Rockwell Capital Inc. purchased debts from our creditors totaling $250,738 (the “Claim Amount”). In return Rockwell Capital Inc. can convert the Claim Amount into free-trading common shares pursuant to Section 3(a) (10) of the Securities Act at a 40% discount of the 3 lowest traded prices over the prior 10 days. To date a total of $250,738 has been settled and converted into 78,459,168 common shares. In connection with the Settlement Agreement we issued 625,000 common shares having a fair market value of $6,425 for a registered broker dealer to act on our behalf. The Claim Amount has been fully extinguished as at March 28, 2017;

c)

On January 26, 2017, we entered into a Debt Purchase Agreement (“DPA”) with Old Main Capital, LLC (“Old Main”) to assign up to $1,727,484 of principal owed to TCA Global Credit Master Fund LP (“TCA”) in exchange for up to $1,722,484 pursuant to terms of the DPA. To evidence this DPA we entered into a 10% Senior Replacement Convertible Promissory Note for any purchases made from TCA by Old Main. To date Old Main has purchased $170,000 of such debt by paying TCA a total of $163,000 and paying legal fees of $7,000 to legal counsel for Old Main and TCA. Old Main has the right to convert this amount into our common shares at a 35% discount of the average of the two lowest traded prices in the prior 30 days. To date a total of $144,089 has been converted into 46,153,843 common shares.

d)

On February 22, 2017, we entered into a Revenue Based Factoring Agreement with Strategic Funding whereby we received $44,500 for future receipts purchased totaling $61,098. We are repaying this Factoring Agreement at a daily rate of $332 over a 184-business day period.

e)	On March 13, 2017, we issued 700,000 shares of common stock having a fair market value of $7,000 pursuant to two service contracts.

f)

On April 3, 2017, we entered a financing arrangement with Old Main Capital, LLC, (“Old Main”), and delivered an installment Convertible Promissory Note (the “Note”) to Old Main. Under the terms of the Note, Old Main loaned us $200,000 on April 4, 2017. An additional $50,000 to be loaned after we file to increase our authorized common stock to at least 1,000,000,000. Each loan under the Note is due nine months from date of advance and bears interest at 10% per annum. In addition, pursuant to an original issue discount provision, the principle of the Note was increased above the $250,000 received by us to $294,117, which provides additional consideration to the Lender. In addition, the principle and accrued interest on the Note is convertible in whole or in part at the option of Old Main into our common shares at a conversion price per share equal to 65% of the average of the two lowest traded prices for our common shares in the 30 days preceding conversion. We have reserved 120,000,000 common shares for future issuances pursuant to a Reservation Letter dated April 7, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure.

ITEM 9a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Robert E. Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures are those procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016. Based on that evaluation, it was concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

The Certifying Officers have also indicated that there were no changes in internal controls over financial reporting during our last quarter of the fiscal year ended December 31, 2016.

Management's Anuual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – "Integrated Framework." Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 and concluded that it is ineffective in assuring that our financial reports are free from material errors or misstatements.

Our internal control over financial reporting includes those policies and procedures that:

●

Lack of an independent financial expert on our Board. We also do not have an independent audit committee. The current board of directors does not include a majority of non-employee directors. The current board is composed of two members. There are an unlimited number of directors our Board can be expanded to under our By-Laws.

●

Lack of adequate oversight/approval of transactions with related parties of the Company. The Company intends to adopt additional procedures for disbursing funds to officers and affiliates of the Company.

Our management, including the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

This annual report does not include an attestation report by our registered independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to current rules of the SEC that permit us, as a smaller reporting company, to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

See Item 5 of this report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names, ages, and respective positions of our directors and executive officers are set forth below.

Name	Age	Present Positions
Robert E. Yates	72	President, Chief Executive, Financial, and Accounting Officer, Treasurer and Director
Parley (Paddy) Sheya	61	Vice President, Secretary, National Sales Manager and Director

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

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2016, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2016.

Code of Ethics

We have not adopted a formal code of ethics that applies to our directors, officers or employees since we only have fifteen employees including our two officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by Executive Officers during the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Comp- ensation ($)	Total ($)
Robert E. Yates President, Chief Executive	2016	78,000	Nil	Nil	Nil	Nil	Nil	Nil	78,000
Officer, Treasurer, Chief Financial and Accounting Officer	2015	90,500	Nil	Nil	148,158	Nil	Nil	Nil	238,658
Parley Sheya	2016	76,000	Nil	Nil	Nil	Nil	Nil	Nil	76,000
Vice President, Secretary	2015	86,750	Nil	Nil	148,158	Nil	Nil	Nil	234,908
and National Sales Manager	2016	25,000	Nil	40,611	3,939	Nil	Nil	Nil	234,908
Brian D. Corday Executive VP	2015	10,000	Nil	22,000	10,231	Nil	Nil	Nil	42,231

Stock Incentive Plan

On July 29, 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan") under which were authorized to grant up to 4,500,000 shares of common stock. On December 31, 2015, we approved the increase in the number of shares authorized to be issued pursuant to the plan to 20,000,000 shares (the “Amended 2011 Plan”).

In 2012, we granted stock options under the 2011 Plan to certain officers, directors, employees and consultants to purchase 3,075,000 common shares at $0.50 per common share. On December 31, 2015, we cancelled 675,000 stock options to certain employees and consultants due to the expiry or cancellation of a contract. We also cancelled 1,950,000 stock options granted to two directors and a consultant per agreement to issue new stock options.

On December 31, 2015, we granted stock options under the Amended 2011 Plan to certain officers, directors, employees and consultants to purchase 12,700,000 common shares at $0.10 per common share. During 2016, a director resigned and 2,500,000 stock options were cancelled.

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2016:

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

Compensation of Directors

There was no compensation of our directors for the year ended December 31, 2015. We did not pay our directors, who also act as senior management/officers, any fees or other compensation for acting as directors during our fiscal year ended December 31, 2016 and 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 15, 2017 by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Except as otherwise indicated, each shareholder listed possess sole voting and investment power with respect to the shares shown.

Name and address	Shares Owned	Percent of Class¹

Robert E. Yates² - 11580 Quivas Way, Westminster, CO 80234	4,211,333	2.14%
Parley Sheya - 11678 N Huron St, Northglenn, CO 80234	613,333	0.31%

All executive officers and directors as a group (2 persons)	4,824,666	2.45%

¹ Based on 196,867,991 shares of common stock issued and outstanding as of April 15, 2017.

² A total of 51,333 common shares are held of record by Jonni K. Yates, the wife of Mr. Yates.

Securities Authorized for Issuance under Compensation Plans

The table set forth below present’s information relating to our equity compensation plans as of the date of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))

Amended 2011 Equity Incentive Plan	10,650,000	$0.10	6,850,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On December 9, 2016, we issued 100,000 Series “A” Preferred Shares to our Chief Executive Officer for $400.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our current auditors, RBSM, LLP, during 2016 and 2015:

Fee Category	2016 Fees	2015 Fees

Audit Fees	40,000	34,679
Audit-Related Fees	17,250	13,500
Tax Fees	-	3,000
All Other Fees	-	-
Total Fees	$57,250	$51,179

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

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting or other services provided in fiscal 2016 or 2015.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

1) Financial Statements: The financial statements, related notes and the report of the independent registered public accounting firm are included in Item 8 of Part II of this 2016 Annual Report on Form 10-K.

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

Date: April 15, 2017

The Pulse Beverage Corporation

By: /s/ Robert E. Yates

Name: Robert E. Yates

Title: Chief Executive Officer (principal executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons representing the majority of the Board of Directors on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Yates	President, Chief Executive Officer, Principal Financial and Accounting Officer, and Director	April 15, 2017

/s/ Parley Sheya	Director	April 15, 2017