Form 10-Q
period 2017-03-31
Pulse Beverage Corp
filed 2017-05-22
CIK 1420569

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2017

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

YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]  NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

252,533,022 shares of common stock, par value $0.00001, as of May 4, 2017.

THE PULSE BEVERAGE CORPORATION
FORM 10-Q

INDEX

PAGE
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as at March 31, 2017 (Unaudited) and December 31, 2016	1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Mine Safety Disclosure	18

Item 5. Other Information	18

Item 6. Exhibits	19

Signature Page	20

Certifications

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

FORWARD-LOOKING STATEMENTS

          This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on April 17, 2017.

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

The Pulse Beverage Corporation

Condensed Consolidated Balance Sheets

As of March 31, 2017 (Unaudited) and December 31, 2016

	2017	2016
ASSETS

Current Assets:

Cash	$2,596	$159,660
Accounts receivable, net (Note 3)	237,101	146,324
Inventories (Note 4)	661,018	781,468
Prepaid expenses	15,550	21,585

Total Current Assets	916,265	1,109,038
Property and equipment, net of accumulated depreciation of $333,696 and $310,604, respectively (Note 5)	128,143	151,235
Intangible assets, net of accumulated amortization of $62,675 and $61,927, respectively (Note 5)	85,891	86,640

Total Assets	$1,130,299	$1,346,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$630,441	$816,974
Credit card indebtedness	23,796	21,057
Promissory notes payable (Note 6)	46,071	71,587
Loans payable (Note 7)	1,631,064	1,792,384
Convertible debentures (Note 8)	89,635	2,025
Derivative Liabilities (Note 9)	206,906	93,206

Total Current Liabilities	2,627,913	2,797,233

Stockholders’ Equity:

Preferred stock, 1,000,000 shares authorized, $0.001 par value, 100,000 Series “A” preferred shares issued (Note 12)	100	100
Common stock, 500,000,000 shares authorized (See Note 10), $0.00001 par value 196,867,991 and 70,924,980 issued and outstanding, respectively	1,968	709
Additional paid-in capital	16,526,011	15,243,587
Deficit	(18,025,693)	(16,694,716)

Total Stockholders’ Equity	(1,497,614)	1,103,117

Total Liabilities and Stockholders’ Equity	$1,130,299	$3,211,776

(See accompanying notes to these unaudited condensed consolidated financial statements)

The Pulse Beverage Corporation

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
Gross Sales	$368,442	$737,414
Less: Promotional allowances and slotting fees	(25,552)	(47,772)
Net Sales	342,890	689,643
Cost of Sales	241,355	463,582

Gross Profit	101,535	226,061

Expenses
Advertising, samples and displays	16,870	20,327
Asset impairment	-	5,085
Freight-out	27,971	57,400
General and administration	231,408	230,070
Salaries and benefits and broker/agent’s fees	141,394	281,219
Stock-based compensation	-	3,939

Total Operating Expenses	417,643	598,040

Net Operating Loss	(316,108)	(371,979)

Other Income (Expense)
Interest expense	(82,504)	(110,339)
Accretion of discount on convertible debenture	(337,996)	-
Change in fair value of derivatives	(594,369)	-

Total Other Income (Expense)	(1,014,869)	(110,339)

Net Loss from Continuing Operations	(1,330,977)	(482,318)
Loss from Discontinued Operations	-	(74,949)
Net Loss	$(1,330,977)	$(557,267)

Net Loss per Share from Continuing Operations – Basic and Diluted	(0.01)	(0.01)
Net Loss per Share from Discontinued Operations – Basic and Diluted	-	-
Net Loss Per Share from Continuing Operations – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding – Basic	95,066,000	68,686,000

(See accompanying notes to these unaudited condensed consolidated financial statements)

The Pulse Beverage Corporation

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
Cash Flow from Operating Activities
Net loss	$(1,330,977)	$(557,267)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	23,840	29,021
Asset impairment	-	5,085
Change in fair value of derivative liability	594,369	-
Accretion of discount on convertible debenture	337,996	-
Amortization of deferred financing fees	4,720	79,968
Shares and options issued for services	11,700	27,706
Changes in operating assets and liabilities:
Increase in accounts receivable	(90,776)	(174,387)
Decrease (increase) in prepaid expenses	6,035	(7,778)
Decrease in inventories	120,450	38,536
(Decrease) increase in accounts payable and accrued expenses	(68,463)	88,718

Net Cash Used in Operating Activities	(391,106)	(470,398)

Cash Flow to Investing Activities
Purchase of property and equipment	-	(6,269)
Acquisition of intangible assets	-	(1,175)

Net Cash Used in Investing Activities	-	(7,444)

Cash Flow from Financing Activities
Proceeds from loans	44,500	430,860
Repayment of loans payable	(27,943)	(59,342)
Proceeds from convertible note	243,000	-
Repayment of promissory notes	(25,515)	-

Net Cash Provided by Financing Activities	234,042	371,518

(Decrease) in Cash	(157,064)	(106,324)

Cash – Beginning	159,660	431,270

Cash - Ending	$2,596	$324,946

Non-Cash Financing and Investing Activities:

Shares issued for services	$11,700	$23,767
Shares issued to settle debt	$2,000	$-
Shares issued upon conversion of convertible debt	$1,227,169	$-

Supplemental Disclosures:

Interest paid	$9,559	$23,786
Income taxes paid	-	-

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

Nature of business

We manufacture and distribute Natural Cabana® Lemonade, Limeade and Coconut Water. Our product line, PULSE® Heart & Body Health functional beverage has been discontinued in the short-term. Our products are distributed nationwide primarily through a series of distribution agreements with various independent local and regional distributors and on a warehouse direct basis with major retail chain stores.

Going concern

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business. We have generated significant revenues but have sustained substantial losses since inception and have never paid any dividends and are unlikely to pay dividends in the immediate or foreseeable future. Our continuation as a going concern is dependent upon our ability to obtain necessary debt and/or equity financing to fund our growth strategy, pay debt when due, to continue operations, and to attain profitability. As at March 31, 2017 we had a working capital deficit of $1,711,648 and a stockholders’ deficit of $18,025,693. All of these factors combined raises substantial doubt regarding our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Since our inception through March 31, 2017, we have obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and is continually seeking new investors. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business.

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

2.     Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated interim financial statements for the three months ended March 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States. Our fiscal year end is December 31st.

The foregoing unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information using the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2016. In our opinion, the unaudited condensed consolidated interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Recent Accounting Pronouncements Issued but Not Adopted as of March 31, 2017

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

3.     Accounts Receivable

Accounts receivable consists of the following as of:	March 31, 2017 (Unaudited)	December 31, 2016
Trade accounts receivable	$224,549	$138,229
Other	12,552	8,095
	$237,101	$146,324

4.     Inventories

Inventories consists of the following as of:

	March 31, 2017 (Unaudited)	December 31, 2016
Finished goods	$163,079	$251,692
Deposit on finished goods	10,181	5,837
Raw materials	487,758	523,940
	$661,018	$781,469

5.     Property and Equipment and Intangible Assets

Property and equipment consists of the following as of:	March 31, 2017 (Unaudited)	December 31, 2016
Manufacturing, warehouse, display equipment and molds	$289,759	$289,759
Office equipment and furniture	41,581	41,581
Mobile display unit and vehicles	130,500	130,500
Less: depreciation	(333,696)	(310,605)
Total Property and Equipment	$128,143	$151,235

For the three months ended March 31, 2017 and 2016, depreciation expense was $23,092 and $25,887, respectively.

Intangible assets consist of the following as of:	March 31, 2017 (Unaudited)	December 31, 2016
Website	62,675	62,675
Less: amortization	(62,675)	(61,926)
Trademarks – not amortized due to indefinite life	85,891	85,891
Total Intangible Assets	$85,891	$86,640

For the three months ended March 31, 2017 and 2016, amortization expense was $748 and $3,134, respectively. Estimated amortization expense to be recorded for the remainder of 2017 is $Nil.

6.     Promissory Notes Payable

The following promissory notes are unsecured as follows:

a)	Promissory Note #1 - $23,958 repayable in escalating monthly instalments ending June 24, 2017 until paid, interest is at 10%; and

b)	Promissory Note #2 - $22,114 – no specific repayment terms.

7.      Loans Payable

Loans payable consists of the following as of:	March 31, 2017 (Unaudited)	December 31, 2016
Short-term loan (a) below	$13,002	$14,069
Short-term loan, related party (a) below	106,599	120,374
Senior Secured Revolving Note (b) below	1,473,250	1,657,942
Factoring loan (c) below
Total loans payable	$1,592,851	$1,792,384

a)

In September 2015, we received short-term loans totaling $145,000 of which $130,000 was received from a family trust of our Chief Executive Officer. These loans bear interest at 10%, are unsecured and due on demand. As of May 15, 2017, no demand for repayment has been received.

b)

On November 6, 2015, we entered into a Credit Agreement with TCA Global Credit Master Fund, LP (“TCA”). Under the terms of the Credit Agreement, TCA committed to lend up to $3,500,000 (the “Credit Facility”) pursuant to a senior secured revolving note (the “Note”). TCA has funded to date $1,750,000, $900,000 in fiscal 2015 and $850,000 in fiscal 2017. The Credit Facility is secured by a senior secured interest in all our assets. We are charged a 12% per annum rate of interest plus a 6% per annum administration fee on the daily loan balance outstanding. The Lender has the right, in the Event of Default, to convert any outstanding amounts under the Note into restricted shares of our common stock based on 85% of the weighted value average price of our common shares over the prior 5 trading days prior to conversion. However, the Lender may not convert any portion of the Note to the extent that after giving effect to the shares which would be received on conversion, the Lender would beneficially own more than 4.99% of our common stock. In connection with the Credit Facility and subsequent loans therein, we were obligated to pay a total of $500,000 in investment banking fees to TCA. As security for the initial fee of $150,000 we issued 3,000,000 common shares to TCA. These shares were sold for total proceeds of $119,550 leaving a total balance owing of $380,500. The original maturity of the Note was November 6, 2016. TCA has verbally agreed to extend the maturity date to a future date but as of May 15, 2017 we have not reached an agreement with TCA on this extension.

c)

We sold future receipts totaling $61,098 for proceeds of $44,500 pursuant to a Revenue Based Factoring Agreement dated February 20, 2017. We are required to repay $332 per business day for 184 business days. We have repaid a total of $8,632 to March 31, 2017.

8.      Convertible Notes

Convertible notes consist of the following:	March 31, 2017 (Unaudited)	December 31, 2016

Face value of convertible notes	$179,661	$80,750
Less discounts	(106,661)	(80,750)
Revaluation of notes	21,864	9,630
	94,864	9,630
Less: unamortized debt issuance costs	(5,229)	(7,605)
Net carrying value	$89,635	$2,025

a)

On October 7, 2016, we issued a convertible note in the principal amount of $80,750 due on demand on or after October 7, 2017. We received a total amount of $75,000, net of debt issuance costs of $7,500. The note has a cash redemption premium of 115% of the principal amount in the first 30 days following the execution date, of 125% for days 31-90 following the execution date, and 135% after the 91st day. After 180 days, cash redemption is only available upon approval by the holder at a cash redemption premium of 140%. The note bears interest at 9% per annum and is convertible into common shares at a 40% discount to the average of the three lowest trading prices during the previous 20 trading days to the date of conversion. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature of $90,575 resulted in a discount to the note payable of $80,750 and the recognition of a loss on derivatives of $9,825. During the year ended December 31, 2016, we recorded accretion of $9,630. During the three months ended March 31, 2017, we recorded accretion of $9,492 increasing the carrying value of the note to $19,122. During the three months ended March 31, 2017, the Company recognized a loss of $65,023 on the change in fair value of the derivative liability. Accrued interest as at March 31, 2017 was $35,923 including default interest of $33,750. The convertible note was assigned to another lender subsequent to March 31, 2017. Refer to Note 13 (b);

b)

On January 11, 2017, we borrowed $43,000 from Power Up Lending Group, Ltd (Power Up). The loan is evidenced by a promissory note which bears interest at 8% per year, due on October 17, 2017. On July 10, 2017 Power Up may convert the promissory note into our common shares. On March 10, 2017, we borrowed an additional $30,000 from Power Up. This additional loan is evidenced by a promissory note which bears interest at 8% per year, due on December 30, 2017. On July 10, 2017 Power Up may convert the $43,000 promissory note into our common shares and on September 6, 2017 Power Up may convert the $30,000 promissory note into our common shares. The conversion price of these loans is 61% of the average of the three lowest trading prices of our common shares during the 15-day trading period ending on the last trading day prior to the date of conversion. The derivative treatment would not become applicable until the promissory notes become convertible on July 10, 2017 and December 30, 2017. We have reserved 40,000,000 common shares for future issuances pursuant to a Reservation Letter dated January 11, 2017. As at March 31, 2017, the carrying value of the note was $73,000. ;

c)

On January 25, 2017, we entered into a Settlement Agreement with certain creditors whereby Rockwell Capital Inc. purchased debts from our creditors totaling $250,738 (the “Claim Amount”). In return Rockwell Capital Inc. can convert the Claim Amount into free-trading common shares pursuant to Section 3(a) (10) of the Securities Act at a 40% discount of the 3 lowest traded prices over the prior 10 days. To date a total of $250,738 has been settled and converted into 78,459,168 common shares. In connection with the Settlement Agreement we issued 625,000 common shares having a fair market value of $6,425 for a registered broker dealer to act on our behalf. The Claim Amount has been fully converted as at March 28, 2017; The initial fair value of the conversion feature of $181,673 resulted in a discount to the note payable of $181,673. Upon the conversion of the Claim Amount, the Company recognized unamortized discount of $181,673 as interest expense. The fair value of $517,530 for the derivative liability was reclassified to additional paid-in capital upon the conversion of Claim Amount. During the three months ended March 31, 2017, the Company recognized a loss of $335,857 on the change in fair value of the derivative liability.

d)

On January 26, 2017, we entered into a Debt Purchase Agreement (“DPA”) with Old Main Capital, LLC (“Old Main”) to assign up to $1,727,484 of principal owed to TCA Global Credit Master Fund LP (“TCA”) in exchange for up to $1,722,484 pursuant to terms of the DPA. To evidence this DPA we entered into a 10% Senior Replacement Convertible Promissory Note for any purchases made from TCA by Old Main. To date Old Main has purchased $170,000 of such debt by paying TCA a total of $163,000 and paying legal fees of $7,000 to legal counsel for Old Main and TCA. Old Main has the right to convert this amount into our common shares at a 35% discount of the average of the two lowest traded prices in the prior 30 days. As at March 31, 2017, a total of $144,089 was converted into 46,153,843 common shares leaving a convertible debt balance of $25,911 as at March 31, 2017. During the three months ended March 31, 2017, we recorded accretion of $2,742 increasing the carrying value of the note to $2,742. The initial fair value of the conversion feature of $334,420 resulted in a discount to the note payable of $170,000 and the recognition of a loss on derivatives of $164,420. Upon the conversion of the Claim Amount, the Company recognized unamortized discount of $141,633 as interest expense. The fair value of $314,811 for the derivative liability was reclassified to additional paid-in capital upon the conversion of Claim Amount.  During the three months ended March 31, 2017, the Company recognized a loss of $29,068 on the change in fair value of the derivative liability. Subsequently Old Main paid TCA $50,000 to paydown interest and principal owing to TCA. We also incurred $10,000 of costs relating to associated regulatory matters. Old Main subsequently converted $81,889 into 34,765,031 common shares at an aggregate price of $0.002 per share. We have reserved 246,153,846 common shares for future issuances pursuant to a Reservation Letter dated February 8, 2017 of which a balance of 165,234,972 remains unused. Refer to Note 13 (a) and (c).

9.      Derivative Liabilities

The embedded conversion option of the convertible debenture described in Note 8 contains a conversion feature that qualifies for embedded derivative classification. The fair value of the liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	March 31, 2017 (Unaudited)	December 31, 2016

Balance, beginning	$93,206	$-
Original discount limited to proceeds of notes	351,673	80,750
Fair value of derivative liabilities in excess of note proceeds received	164,420	9,825
Change in fair value of embedded conversion option	429,948	2,631
Conversion of derivative liability	(832,341)	-
Balance, ending	$206,906	$93,206

We use Level 3 inputs for our valuation methodology for the embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of our common stock (as quoted on the Over the Counter Markets), volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility			Risk-free Interest Rate			Expected Dividend Yield	Expected Life (in years)

At issuance	133%	-	256%	0.52%	-	1.04%	0%	0.15	-	1.00

At March 31, 2017	264%	-	316%	0.91%	-	1.03%	0%	0.52	-	0.94

10.   Common Stock

On April 24, 2017, an Information Statement was filed with the Securities and Exchange Commission pursuant to Section 14C of the Securities Exchange Act of 1934, to notify our shareholders of a proposed amendment to our Articles of Incorporation. We proposed an amendment to our Articles of Incorporation that would increase the number of authorized shares of our common stock from 500,000,000 to 5,000,000,000 (the “Authorized Increase Amendment”). The Authorized Increase Amendment was unanimously adopted and approved on April 23, 2017 by written consent of our Board of Directors. The Authorized Increase Amendment will become effective on or after May 29, 2017.

Equity transactions during the three months ended March 31, 2017:

a)

On January 25, 2017, in connection with the Settlement Agreement described in Note 7 we issued 625,000 common shares having a fair market value of $6,425 for a registered broker dealer to act on our behalf;

b)	Between February 15, 2017 and March 31, 2017, a total of $144,089 of the Old Main debt was converted into 46,153,843 common shares at an aggregate average price of $0.003 per share;

c)

Between January 27, 2017 and March 31, 2017, a total of $250,738 of the Rockwell Capital Inc. Settlement Agreement Claim Amount was settled and converted into 78,459,168 common shares at an aggregate average price of $0.003 per share;

d)	On March 13, 2017, we issued 200,000 common shares to settle $2,000 of creditor debt. These shares were valued at $0.01 per common shares;

e)

On March 13, 2017, we issued 500,000 common shares at a fair value of $0.01 per share to a service provider pursuant to a Consultant Agreement. The fair market value of these shares, being $5,000 was charged to operations.

Equity transactions during the three months ended March 31, 2016:

On January 31, 2016, we issued 238,889 common shares and on February 29, 2016 we issued 238,889 common shares having an aggregate fair value of $40,611 pursuant to an employment contract with an officer/director. This contract expired on March 8, 2016.

11.   Warrants

At March 31, 2017, we had 3,548,330 common stock purchases warrants outstanding having an average exercise price of $0.45 per common share. Subsequent to March 31, 2017 all of these warrants expired unexercised.

12.   Preferred Stock

There are 1,000,000 shares of preferred stock, par value $0.001, issuable in series with rights, preferences and limitations to be determined by the Board of Directors from time to time. On December 9, 2016, our Board of Directors created a series of Preferred Shares, $0.001 par value per share, designated as Series “A” Preferred Shares. The number of shares constituting Series “A” Preferred Shares is 300,000. Each Series “A” Preferred Share entitles the holder to 1,000 votes on all matters submitted to a vote of our shareholders. On December 9, 2016, we issued 100,000 Series “A” Preferred Shares to our Chief Executive Officer for $400. Subsequent to March 31, 2017 we issued a further 200,000 Series “A” Preferred Shares to our Chief Executive Officer for $800.

13.   Subsequent Events

Subsequent to March 31, 2017 we have entered into the following debt and equity transactions:

a)

On April 3, 2017, we entered into an additional financing arrangement with Old Main Capital, LLC, (“Old Main”), and delivered an installment Convertible Promissory Note (the “Note”) to Old Main. Under the terms of the Note, Old Main loaned us $200,000 on April 4, 2017 and an additional $50,000 on April 26, 2017. Each loan under the Note is due nine months from date of advance and bears interest at 10% per annum. In addition, pursuant to an original issue discount provision, the principle of the Note was increased above the $250,000 received by us to $294,117, which provides additional consideration to the Lender. In addition, the principle and accrued interest on the Note is convertible in whole or in part at the option of Old Main into our common shares at a conversion price per share equal to 65% of the average of the two lowest traded prices for our common shares in the 30 days preceding conversion. We have reserved 120,000,000 common shares for future issuances pursuant to a Reservation Letter dated April 7, 2017;

b)

On April 19, 2017 GHS Investments, LLC (“GHS”), pursuant to an Assignment Agreement between us, the lender (See Note 8 (a)), and GHS, satisfied our obligations to the lender in the amount of $118,231 which included principal of $80,750 and accrued regular and default interest of $37,481. GHS has the right to convert this amount into our common shares at a 40% discount of the average of the three lowest traded prices in the prior 20 days. To date a total of $47,216 was converted into 20,800,000 common shares at an average aggregate price of $0.002. We have reserved 40,000,000 common shares for future issuances pursuant to a Reservation Letter dated April 17, 2017 of which a balance of 19,200,000 remains unused; and

c)

On April 25, 2017 Old Main paid TCA $50,000 to paydown interest and principal owing to TCA. We also incurred $10,000 of costs relating to associated regulatory matters. Old Main subsequently converted $81,889 into 34,765,031 common shares at an aggregate price of $0.002 per share.

Subsequent to March 31, 2017 we issued a further 200,000 Series “A” Preferred Shares to our Chief Executive Officer for $800.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion that follows is derived from our interim unaudited Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2017 (“2017”) and March 31, 2016 (“2016”).

Statements of Operations	2017	2016	Increase (Decrease)	Increase (Decrease) Percentage
Gross Sales	$368,442	$737,414	$(368,972)	(50%)
Less: promotion/slotting	(25,552)	(47,772)	(22,220)	(47%)
Net Sales	342,890	689,643	(346,753)	(50%)
Cost of Sales	241,355	463,582	(222,227)	(48%)

Gross Profit	101,535	226,061	(124,526)	(55%)

Expenses
Advertising, samples and displays	16,870	20,327	(3,457)	(17%)
Asset impairment	-	5,085	(5,085)	(100%)
Freight-out	27,971	57,400	(29,429)	(51%)
General and administration	231,408	230,070	1,338	1%
Salaries, benefits and agent’s fees	141,394	281,219	(139,825)	(50%)
Stock-based compensation	-	3,939	(3,939)	(100%)

Total Operating Expenses	417,643	598,040	(180,397)	(30%)

Net Operating Loss	(316,108)	(371,979)	(55,871)	(15%)
Interest expense	(82,504)	(110,339)	(27,835)	(25%)
Accretion of discount on convertible debenture	(337,996)	-	337,996	N/A
Change in fair value of derivatives	(594,369)	-	594,369	N/A

Net Loss from Continuing Operations	(1,330,997)	(482,318)	848,679	176%
Loss from Discontinued Operations	-	(74,949)	(74,949)	(100%)
Net Loss	$(1,330,997)	$(557,267)	$773,730	138%

Net Sales

We introduced Natural Cabana® Lemonade in a 20oz glass bottle in 2012 and since then have developed a multi-national comprehensive distribution system. During fiscal 2016, we began eliminating a number of weaker, non-performing and slow-paying distributors and now have approximately 70 distributors and 20 wholesalers. This was a strategic decision as we moved our sales model concentration from direct store delivery through distributors to warehouse direct to retail which has led to reductions in overhead associated with direct store delivery distributors. The continued decrease in net sales during 2017 compared to 2016 was expected. Our plan is to grow net sales from a more profitable fixed expense base and to increase sales prices, reduce promotional programs, reduce freight-out which, collectively, will increase our contribution margin.

As part of the restructure we switched our packaging for Natural Cabana® Lemonade/Limeade from a 20oz glass bottle to a 16.9oz European style glass bottle used in the making of Citrus Tree and Pulse Heart Health. This change has been well received in the market place and we expect to continue to deliver our products in this packaging.

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

During 2017, our aggregate gross revenues compared to 2016 decreased by $368,972 to $368,442 (2016 - $737,414). During the last six months of 2016 we determined that it was necessary to re-structure how we organized our business to lower our overhead and increase our productivity so that we could, in the future, sell more product at a lower cost. In the short-term this, coupled with our cash crunch, impacted our ability to sell and deliver product which had a short-term negative impact on our sales. We believe that over the long-term these structural changes will enhance shareholder value. The impact of these decisions will be evident in all aspects of our business.

During 2017 gross revenues, on sale of 21,834 cases (2016 – 50,638 cases) of Natural Cabana® Lemonade/Limeade, declined by $345,460 to $260,311 (2016 - $605,771). In April 2016, we introduced our Lemonade/Limeade formula in a 16.9oz glass bottle package under a private label “Citrus tree” for Acme Markets. During 2017, we did not sell any of the 1,376 cases of product on hand.

During 2017 gross revenues, on sale of 9,252 cases (2016 – 13,346 cases) of Natural Cabana® Coconut Water, decreased by $23,512 to $108,132 (2016 - $131,644). During 2016, we introduced a smaller 11.2oz six-pack coconut water which some big box retailers find easier to sell.

During 2017 our aggregate net sales, after promotional allowances and slotting fees, decreased by $346,753 to $342,890 (2016 - $689,643). During 2017, promotional allowances and slotting fees, decreased by $22,219 to $25,552 (2016 - $47,772). As a percentage of gross sales, promotional allowances and slotting fees increased to 6.94% (2016 – 6.48%).

Cost of Sales

During 2017 cost of sales decreased by $222,227 to $241,355 (2016 – $463,582). This decrease was due to lower sales. As a percentage of net revenue, cost of sales increased to 70% from 67%. We expect cost of sales for the production of Natural Cabana® Lemonade/Limeade to remain stable throughout 2017 due to fairly stable raw material costs.

Gross Profit

During 2017, gross profit decreased by $124,525 to $101,535 (2016 - $226,061). This decrease was due to lower sales. As a percentage of net revenue, gross profit declined during 2017 to 30% from 31% during 2016. We expect gross profit for the sale of Natural Cabana® Lemonade/Limeade to remain stable throughout 2017 due to stable sales prices, promotional programs and raw material costs.

Expenses

Advertising, samples and displays

This expense includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. During 2017 advertising, samples and displays expense decreased by $3,457 to $16,870 (2016 - $20,327).

Freight-out

During 2017, freight-out decreased by $29,429 to $27,971 (2016 - $57,400). On a per case basis, freight-out remained constant at $0.90 per case. We expect freight-out, on a per case basis, to decrease due to lower transportation costs due to smaller packaging and due to the move to warehouse direct from direct to consumer.

General and administrative

Overall, we have rationalized our overhead to align our expenses to a new strategic way of conducting our business utilizing more warehouse direct distribution and utilizing strong international distributors that distribute, market and promote our brands in their territories. This reduces the amount of overhead we require to operate our business.

During 2017, general and administrative expenses remained the same at $231,408 (2016 - $230,070). Shareholder, broker and investor relations increased by $26,218 to $32,862 (2016 - $6,645). This was due to more investor relations work to improve the market for our common shares. Legal, professional and regulatory fees increased by $17,848 to $53,047 (2016 - $35,199) due to more legal fees associated with the financings closed during 2017. Travel decreased by $25,592 to $19,842 (2016 - $45,434) due to an overall effort to decrease this expense category and overhead in general.

Salaries and benefits and broker/agent’s fees

During 2017 salaries and benefits and broker/agent’s fees decreased by $139,825 to $141,394 (2016 - $281,219). During the latter part of 2015 and into 2016 we rationalized the number and placement of salespeople in the field. We concentrated on chain store listings and international expansion which is where we see the majority of our growth coming from. These areas of future growth are generally handled by our two senior officers. Going into the remainder of 2017 we expect this cost to be less than $140,000 per quarter.

Stock-based compensation

We did not incur any stock-based compensation expense during 2017. During 2016 we incurred $3,939 of stock-based compensation due to the value of vested stock options. We have no further unrecognized stock-based compensation cost to record.

Other Income (Expense)

During 2017, we incurred interest expense of $82,504 (2016 - $110,339). This was mainly made up of interest paid or payable to TCA of $36,014 and regular and default interest paid or payable to JSJ Investments of $38,298. During 2017, we incurred a change in fair value of derivatives of $594,369 (2016 – $nil) and accretion of discount on convertible debenture of $337,996 (2016 - $nil) .

Net Loss

Net loss for 2017 increased by $773,730 to $1,330,977 (2016 - $557,267). This increase was mainly due to a $310,161 increase of interest expense and a $594,369 increase in change in fair value of derivatives, which was partially offset by a $139,825 reduction in salaries during 2017. We expect our quarterly net losses to turn into quarterly net income during the middle of 2017 due to increased net sales and gross profit and reduced expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The discussion that follows is derived from our interim unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2017 (“2017”) and March 31, 2016 (“2016”).

Overview

During 2017, our cash position decreased by $157,064 to $2,596 and our working capital decreased by $23,453 to negative $1,711,648 from negative $1,688,195. As at March 31, 2017, our current assets consisted of: cash of $2,596; accounts receivable of $237,101; inventories of $661,018 (including finished product of $163,079, inventory deposit of $10,181 and raw materials of $497,939); and prepaid expenses of $15,550. Our current liabilities include accounts payable of $560,198, accrued expenses of $70,243, credit card indebtedness of $23,796, convertible debentures of $89,635, derivative liability of $206,906, and loans payable of $1,631,064.

The following table sets forth the major sources and uses of cash for 2017 and 2016:

	2017	2016
Net cash used in operating activities	$(391,106)	$(470,398)
Net cash used in investing activities	-	(7,444)
Net cash provided by financing activities	234,042	371,518
Net increase (decrease) in cash	$(157,064)	$106,324

Cash Used in Operating Activities

During 2017, we used cash of $391,106 in operating activities. This was made up of the net loss of $1,330,977 less adjustments for non-cash items such as: shares and options issued for services of $11,700, amortization and depreciation of $23,840, amortization to interest expense of debt issuance costs of $4,720, loss on change in fair value of derivative liability of $594,369 and accretion of discount on convertible debenture of $337,996; all totaling $972,625. After non-cash items, the net cash loss was $358,352 compared to a cash loss during 2016 of $415,487. Our net cash used in operating activities as a result of changes in operating assets and liabilities was $32,754 due to an increase in accounts receivable of $90,776, a decrease in inventories of $120,450, a decrease in prepaid expenses of $6,035 and a decrease in accounts payable and accrued expenses of $68,463.

During 2016, we used cash of $470,398 in operating activities. This was made up of the net loss of $557,267 less adjustments for non-cash items such as: asset impairment of $5,085, amortization of debt issuance costs of $79,968, shares and options issued for services of $27,706, amortization and depreciation of $29,021; all totaling $141,780. After non-cash items, the net loss was $415,435. Our net cash used in operating activities as a result of changes in operating assets and liabilities was $54,911 due to an increase in accounts receivable of $174,387, a decrease in inventories of $38,536, an increase in prepaid expenses of $7,778 and an increase in accounts payable and accrued expenses of $88,718. We had a 16.9oz glass bottle inventory of more than 1,000,000 bottles on hand as at December 31, 2016. We produced 15,226 cases of 16.9oz lemonade/limeade on March 20, 2017 and used up 188,000 bottles costing $65,000. During 2017, the cost of these bottles used in production will not use up cash resources. We can produce another 72,000 cases with bottles on hand costing $300,000.

Cash Used in Investing Activities

During 2017, we did not use any cash in investing activities.

During 2016, we used cash of $7,444 in investing activities, which consisted of $6,269 spent on moulds and $1,175 spent on a trademark.

Cash Provided by Financing Activities

During 2017, we received $234,042 from financing activities, which consisted of $44,500 received pursuant to a Revenue Factoring Loan Agreement, $243,000 received pursuant to convertible notes, which were offset by $27,943 repayment of loans payable and $25,515 repayment of promissory notes.

During 2016, we received $371,518 from financing activities, which consisted of $430,860 received pursuant to the first tranche of Amendment No. 1 to the Senior Secured Revolving Credit Facility Agreement whereby we were approved for an additional $1,000,000 loan having the same terms as the initial $900,000 loan, which was offset by $59,342 repayment of loans payable.

Additional Capital

Our continuation as a going concern is dependent upon our ability to obtain necessary debt and/or equity financing to fund our growth strategy, pay debt when due, to continue operations, and to attain profitability. As at March 31, 2017 we had a working capital deficit of $1,711,648 and a stockholders’ deficit of $18,025,693. All of these factors combined raises substantial doubt regarding our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Since our inception through March 31, 2017, we have obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and is continually seeking new investors. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business.

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

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at March 31, 2017, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Intangible Assets

Intangible assets are comprised primarily of the cost of trademarks that represent our exclusive ownership of “Natural Cabana®”, used in connection with the manufacture, sale and distribution of our products. We do not amortize trademarks as they have an indefinite life; we amortize our website over a period of 5 years on a straight-line basis. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the three months ended March 31, 2017, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Robert E. Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures are those procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017. Based on that evaluation, it was concluded that our disclosure controls and procedures were ineffective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

The Certifying Officers have also indicated that there were no changes in internal controls over financial reporting during the three months ended March 31, 2017.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties described in Item 1A of our 2016 Form 10-K.  In our judgment, there were no material changes in the risk factors as previously disclosed in Item 1A of our 2015 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Securities Issued in Unregistered Transactions during the three months ended March 31, 2017

a)

On January 25, 2017, in connection with the Settlement Agreement described in Note 7 we issued 625,000 common shares having a fair market value of $6,425 for a registered broker dealer to act on our behalf;

b)	Between February 15, 2017 and March 31, 2017, a total of $144,089 of the Old Main debt was converted into 46,153,843 common shares at an aggregate average price of $0.003 per share;

c)

Between January 27, 2017 and March 31, 2017, a total of $250,738 of the Rockwell Capital Inc. Settlement Agreement Claim Amount was settled and converted into 78,459,168 common shares at an aggregate average price of $0.003 per share;

d)	On March 13, 2017, we issued 200,000 common shares to settle $2,000 of creditor debt. These shares were valued at $0.01 per common shares;

e)

On March 13, 2017, we issued 500,000 common shares at a fair value of $0.01 per share to a service provider pursuant to a Consultant Agreement. The fair market value of these shares, being $5,000 was charged to operations.

Subsequent Sales of Unregistered Securities

Subsequent to March 31, 2017, we issued the following securities in unregistered transactions:

a)

On April 19, 2017 GHS Investments, LLC (“GHS”), pursuant to an Assignment Agreement between us, the lender (See Note 8 (a)), and GHS, satisfied our obligations to the lender in the amount of $118,231 which included principal of $80,750 and accrued regular and default interest of $37,481. GHS has the right to convert this amount into our common shares at a 40% discount of the average of the three lowest traded prices in the prior 20 days. To date a total of $47,216 was converted into 20,800,000 common shares at an average aggregate price of $0.002. We have reserved 40,000,000 common shares for future issuances pursuant to a Reservation Letter dated April 17, 2017 of which a balance of 19,200,000 remains unused.

b)

On April 25, 2017 Old Main paid TCA $50,000 to paydown interest and principal owing to TCA. We also incurred $10,000 of costs relating to associated regulatory matters. Old Main subsequently converted $81,889 into 34,765,031 common shares at an aggregate price of $0.002 per share.

Subsequent to March 31, 2017 we issued a further 200,000 Series “A” Preferred Shares to our Chief Executive Officer for $800.

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

THE PULSE BEVERAGE CORPORATION

Date: May 19, 2017	BY:	/s/ Robert E. Yates
Robert E. Yates, Principal Executive and Financial Officer