Form 10-Q
period 2017-06-30
Pulse Beverage Corp
filed 2017-08-18
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2017

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

YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 633,600,734 shares of common stock, par value $0.00001, as of August 15, 2017.

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

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS

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

The Pulse Beverage Corporation

Condensed Consolidated Balance Sheets

As of June 30, 2017 (Unaudited) and December 31, 2016 (Audited)

	2017	2016
ASSETS

Current Assets:

Cash	$25,793	$159,660
Accounts receivable, net (Note 3)	262,573	146,324
Inventories (Note 4)	671,075	781,468
Prepaid expenses	11,800	21,585

Total Current Assets	971,241	1,109,038
Property and equipment, net of accumulated depreciation of $356,310 and $310,604, respectively (Note 5)	105,530	151,235
Intangible assets, net of accumulated amortization of $62,675 and $61,927, respectively (Note 5)	85,891	86,640

Total Assets	$1,162,662	$1,346,913

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:

Accounts payable and accrued expenses	$693,809	$816,974
Credit card indebtedness	23,686	21,057
Promissory notes payable (Note 6)	19,314	71,587
Loans payable (Note 7)	1,584,522	1,792,384
Convertible debentures (net of discounts of 364,617 and 78,725 respectively) (Note 8)	164,670	2,025
Derivative Liabilities (Note 9)	697,063	93,206

Total Current Liabilities	3,183,064	2,797,233

Stockholders’ Equity (Deficit)

Preferred stock, 1,000,000 shares authorized, $0.001 par value, 300,000 Series “A” preferred shares issued (Note 12)	300	100
Common stock, 5,000,000,000 shares authorized (See Note 10), $0.00001 par value 365,597,927 and 70,924,980 issued and outstanding, respectively	3,656	709
Additional paid-in capital	17,213,599	15,243,587
Deficit	(19,237,957)	(16,694,716)

Total Stockholders’ Equity (Deficit)	(2,020,402)	(1,450,320)

Total Liabilities and Stockholders’ Equity	$1,162,662	$1,346,913

(See accompanying notes to these unaudited condensed consolidated financial statements)

The Pulse Beverage Corporation

Condensed Consolidated Statements of Operations

Three Months and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Gross Sales	$428,264	$1,003,780	$796,706	$1,741,195
Less: Promotional Allowances and Slotting Fees	(23,511)	(50,415)	(49,064)	(98,187)
Net Sales	404,753	953,365	747,642	1,643,008
Cost of Sales	330,122	612,653	571,476	1,076,235

Gross Profit	74,631	340,712	176,166	566,773

Expenses
Advertising, samples and displays	7,975	16,912	24,845	37,242
Asset impairment	-	3,183	-	8,268
Freight-out	68,700	101,853	96,671	159,253
General and administration	284,421	282,962	515,829	511,338
Salaries and benefits and broker/agent’s fees	136,949	221,634	278,343	502,854
Stock-based compensation	-	-	-	3,939

Total Operating Expenses	498,045	626,544	915,688	1,222,894

Net Operating Loss	(423,414)	(285,832)	(739,522)	(656,121)

Other Income (Expense)
Interest expense	(99,257)	(212,980)	(181,761)	(323,320)
Accretion of discount on convertible debentures	(381,748)	-	(719,744)	-
Change in fair value of derivatives	(307,845)	-	(902,214)	-
Total Other Income (Expense)	(788,850)	(212,980)	(1,803,719)	(323,320)

Net Loss from Continuing Operations	(1,212,264)	(498,812)	(2,543,241)	(979,441)
Loss from Discontinued Operations	-	(77,455)	-	(154,098)

Net Loss	$(1,212,264)	$(576,267)	$(2,543,241)	$(1,133,539)

Net Loss per Share from Continuing Operations – Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Net Loss per Share from Discontinued Operations – Basic and Diluted	-	-	-	-
Net Loss per Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Shares Outstanding – Basic and Diluted	268,833,000	69,915,000	183,066,000	69,301,000

(See accompanying notes to these unaudited condensed consolidated financial statements)

The Pulse Beverage Corporation

Condensed Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2017 and 2016

(Unaudited)

	2017	2016
Cash Flow from Operating Activities
Net loss	$(2,543,241)	$(1,133,539)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	46,454	58,608
Asset impairment	-	8,268
Bad debt allowance	10,616	40,000
Interest and expenses paid through a debt swap	89,930	-
Default interest added to convertible notes	71,750	-
Change in fair value of derivative liability	902,214	-
Accretion of discount on convertible debenture	719,744	-
Amortization of deferred financing fees	12,547	250,933
Shares and options issued for services	11,700	81,373
Changes in operating assets and liabilities:
Increase in accounts receivable	(126,866)	(341,735)
Decrease (increase) in prepaid expenses	9,785	(4,118)
Decrease in inventories	110,393	82,897
Increase in accounts payable and accrued expenses	132,203	260,743

Net Cash Used in Operating Activities	(552,771)	(696,570)

Cash Flow to Investing Activities
Purchase of property and equipment	-	(17,125)
Acquisition of intangible assets	-	(5,422)
Net Cash Used in Investing Activities	-	(22,547)

Cash Flow from Financing Activities
Proceeds from sale of preferred shares	800	-
Proceeds from loans	134,500	763,360
Repayment of loans payable	(70,124)	(145,064)
Proceeds from convertible notes	406,000	-
Repayment of promissory notes	(52,273)	-
Net Cash Provided by Financing Activities	418,903	618,296

(Decrease) in Cash	(133,868)	(100,821)

Cash – Beginning	159,660	431,270

Cash - Ending	$25,793	$330,449

Non-Cash Financing and Investing Activities:
Shares issued for services	$11,700	$37,500
Shares issued to settle debt	$2,000	$100,000
Shares issued upon conversion of convertible debt	$659,652	$-

Supplemental Disclosures:

Interest paid	$25,255	$65,470
Income taxes paid	$-	$-

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

Going concern

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business. We have generated significant revenues but have sustained substantial losses since inception and have never paid any dividends and are unlikely to pay dividends in the immediate or foreseeable future. Our continuation as a going concern is dependent upon our ability to obtain necessary debt and/or equity financing to fund our growth strategy, pay debt when due, to continue operations, and to attain profitability. As at June 30, 2017 we had a working capital deficit of $2,211,823, cumulative losses of $19,237,957 and a stockholders’ deficit of $2,020,402. All of these factors combined raises substantial doubt regarding our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Since our inception through June 30, 2017, we have obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and is continually seeking new investors. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business.

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

2.	Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated interim financial statements for the three months and six months ended June 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States. Our fiscal year end is December 31st.

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

Operating results for the three months and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Reclassification of Prior Period

Certain prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications had no impact on reported net loss, total assets or liabilities.

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

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance about whether a cloud computing arrangement includes a software license. It also provides guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Further, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The new guidance should be applied on a retrospective basis to all periods presented. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and voting interest model and eliminates the indefinite deferral of FASB Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities will need to re-evaluate their consolidation conclusions as well as disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2015, and early adoption is permitted, including any interim period. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20),” effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This update eliminates from GAAP the concept of extraordinary items. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” Entities commonly raise capital by issuing different classes of shares, including preferred stock, that entitle the holders to certain preferences and rights over the other shareholders. The specific terms of those shares may include conversion rights, redemption rights, voting rights, and liquidation and dividend payment preferences, among other features. One or more of those features may meet the definition of a derivative under GAAP. Shares that include such embedded derivative features are referred to as hybrid financial instruments. The objective of this update is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40), effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

Recent Accounting Pronouncements Issued but Not Adopted as of June 30, 2017

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Under ASU 2017-01, to be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of the new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. Early adoption is permitted for certain transactions. Adoption of ASU 2017-01 may have a material impact on our consolidated financial statements if we enter into future business combinations.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements.

3.	Accounts Receivable

	June 30, 2017	December 31, 2016
Accounts receivable consists of the following as of:	(Unaudited)
Trade accounts receivable	$257,270	$138,229
Less allowance for doubtful accounts	(10,616)	-
Other	15,920	8,095
	$262,573	$146,324

4.	Inventories

	June 30, 2017	December 31, 2016
Inventories consists of the following as of:	(Unaudited)
Finished goods	$303,134	$251,692
Finished goods in transit	65,971	-
Deposit on finished goods	-	5,837
Raw materials	301,970	523,940
	$671,075	$781,469

5.	Property and Equipment and Intangible Assets

	June 30, 2017	December 31, 2016
Property and equipment consists of the following as of:	(Unaudited)

Manufacturing, warehouse, display equipment and molds	$289,759	$289,759
Office equipment and furniture	41,581	41,581
Mobile display unit and vehicles	130,500	130,500
Less: depreciation	(356,310)	(310,605)
Total Property and Equipment	$105,530	$151,235

For the three months ended June 30, 2017 and 2016, depreciation expense was $22,614 and $nil, respectively. For the six months ended June 30, 2017 and 2016, depreciation expense was $45,706 and $52,341, respectively.

	June 30, 2017	December 31, 2016
Intangible assets consist of the following as of:	(Unaudited)
Website	62,675	62,675
Less: amortization	(62,675)	(61,926)
Trademarks – not amortized due to indefinite life	85,891	85,891
Total Intangible Assets	$85,891	$86,640

For the three months ended June 30, 2017 and 2016, amortization expense was $nil and $3,134, respectively. For the six months ended June 30, 2017 and 2016, amortization expense was $748 and $6,267, respectively. Estimated amortization expense to be recorded for the remainder of 2017 is $Nil.

6.	Promissory Notes Payable

The following promissory notes are unsecured as follows:

a)	Promissory Note #1 – repaid during the six months ended June 30, 2017; and
b)	Promissory Note #2 - $19,314 – no specific repayment terms.

7.	Loans Payable

	June 30, 2017	December 31, 2016
Loans payable consists of the following as of:	(Unaudited)
Short-term loan (a) below	$11,840	$14,069
Short-term loan, related party (a) below	101,911	120,374
Senior Secured Revolving Note (b) below	1,368,832	1,657,942
Factoring loan (c) below	22,739	-
Payment rights loan (d) below	79,200	-
Total loans payable	$1,584,522	$1,792,384

a)	In September 2015, we received short-term loans totaling $145,000 of which $130,000 was received from a family trust of our Chief Executive Officer. These loans bear interest at 10%, are unsecured and due on demand. As of August 14, 2017, no demand for repayment has been received.

b)	On November 6, 2015, we entered into a Credit Agreement with TCA Global Credit Master Fund, LP (“TCA”). Under the terms of the Credit Agreement, TCA committed to lend up to $3,500,000 (the “Credit Facility”) pursuant to a senior secured revolving note (the “Note”). TCA has funded to date $1,750,000, $900,000 in fiscal 2015 and $850,000 in fiscal 2017. The Credit Facility is secured by a senior secured interest in all our assets. We are charged a 12% per annum rate of interest plus a 6% per annum administration fee on the daily loan balance outstanding. The Lender has the right, in the Event of Default, to convert any outstanding amounts under the Note into restricted shares of our common stock based on 85% of the weighted value average price of our common shares over the prior 5 trading days prior to conversion. However, the Lender may not convert any portion of the Note to the extent that after giving effect to the shares which would be received on conversion, the Lender would beneficially own more than 4.99% of our common stock. In connection with the Credit Facility and subsequent loans therein, we were obligated to pay a total of $500,000 in investment banking fees to TCA. As security for the initial fee of $150,000 we issued 3,000,000 common shares to TCA. These shares were sold for total proceeds of $119,550 leaving a total balance owing of $380,500. The original maturity of the Note was November 6, 2016. TCA has verbally agreed to extend the maturity date to a future date but as of August 14, 2017 we have not reached an agreement with TCA on this extension.

c)	On February 22, 2017, we sold future receipts totaling $61,098 for proceeds of $44,500 pursuant to a Revenue Based Factoring Agreement dated February 20, 2017. We are required to repay $332 per business day for 184 business days. We have repaid a total of $29,880 to June 30, 2017. The principal owing as at June 30, 2017 of $31,218 is offset by unamortized deferred interest of $8,480.

d)	On June 6, 2017, we entered into a Payment Rights Purchase and Sale Agreement with Everest Business Funding and sold future receipts of $126,900 for net proceeds of $90,000. We are required to repay $846 per business day for 150 business days. We have repaid a total of $15,228 to June 30, 2017. The principal owing as at June 30, 2017 of $111,672 is offset by unamortized deferred interest of $32,472.

8.	Convertible Notes

	June 30, 2017	December 31, 2016
Convertible notes consist of the following:	(Unaudited)
Face value of convertible notes - (a) to (f) below	$529,287	$80,750
Less discounts	(364,617)	(80,750)
Revaluation of notes	-	9,630
	164,670	9,630
Less: unamortized debt issuance costs	-	(7,605)
Net carrying value	$164,670	$2,025

a)	On October 7, 2016, we issued a convertible note in the principal amount of $80,750 due on demand on or after October 7, 2017. We received a total amount of $75,000, net of debt issuance costs of $7,500. The note had a cash redemption premium of 115% of the principal amount in the first 30 days following the execution date, of 125% for days 31-90 following the execution date, and 135% after the 91st day. After 180 days, cash redemption is only available upon approval by the holder at a cash redemption premium of 140%. The note carried an interest rate of 9% per annum and was convertible into common shares at a 40% discount to the average of the three lowest trading prices during the previous 20 trading days to the date of conversion. On April 4, 2017 GHS Investments, LLC (“GHS”), pursuant to an Assignment Agreement between us, the lender (See a above), and GHS, satisfied our obligations to the lender in the amount of $118,231 which included principal of $80,750 and accrued regular and default interest of $37,481. GHS has the right to convert this amount into our common shares at a 40% discount of the average of the three lowest traded prices in the prior 20 days. To date a total of $98,728 of principal and $673 of interest was converted into 63,964,905 common shares at an average aggregate price of $0.002. We have reserved 58,000,000 common shares for future issuances. See Subsequent Events for repayment of the balance of $19,395 plus accrued interest;

b)	On January 11, 2017, we borrowed $43,000 (“Power Up Loan #1”) from Power Up Lending Group, Ltd (Power Up). The Power Up Loan #1 is evidenced by a promissory note which bears interest at 8% per annum and due on October 17, 2017. On July 10, 2017 Power Up may convert Power Up Loan #1 into common shares. On March 10, 2017, we borrowed an additional $30,000 (“Power Up Loan #2) from Power Up which is evidenced by a promissory note bearing interest at 8% per annum, due on December 30, 2017. On June 20, 2017, we borrowed an additional $33,000 (“Power Up Loan #3) from Power Up which is evidenced by a promissory note bearing interest at 8% per annum, due on December 30, 2017. On July 10, 2017 Power Up may convert Power Up Loan #1 into common shares and on September 6, 2017 Power Up may convert Power Up Loan #2 into our common shares and on December 20, 2017 Power Up may convert Power Up Loan #3 into our common shares. The conversion price of these three loans is 61% of the average of the three lowest trading prices of our common shares during the 15-day trading period ending on the last trading day prior to the date of conversion. The derivative treatment would not become applicable until the promissory notes become convertible on July 10, 2017, September 6, 2017 and December 20, 2017, respectively. As at June 30, 2017, the carrying value of the three notes was $106,000. We have reserved a total of 481,936,497 shares for future issuance upon conversion of the notes. See Subsequent Events for subsequent conversion of Power Up Loan #1 of $43,000 plus accrued interest of $1,770 into 46,572,647 common shares at an average conversion price of $0.001 per share;

c)	On January 25, 2017, we entered into a Settlement Agreement with certain creditors whereby Rockwell Capital Inc. purchased debts from our creditors totaling $250,738 (the “Claim Amount”). In return Rockwell Capital Inc. can convert the Claim Amount into free-trading common shares pursuant to Section 3(a) (10) of the Securities Act at a 40% discount of the 3 lowest traded prices over the prior 10 days. As at March 28, 2017 the Claim Amount was fully settled and converted into 78,459,168 common shares. In connection with the Settlement Agreement we issued 625,000 common shares having a fair market value of $6,425 for a registered broker dealer to act on our behalf;

d)	On January 26, 2017, we entered into a Debt Purchase Agreement (“DPA”) with Old Main Capital, LLC (“Old Main”) to assign up to $1,727,484 of principal owed to TCA Global Credit Master Fund LP (“TCA”) in exchange for up to $1,722,484 pursuant to terms of the DPA. To evidence this DPA we entered into a 10% Senior Replacement Convertible Promissory Note for any purchases made from TCA by Old Main. As at June 30, 2017 Old Main has purchased $313,000 of such debt by paying TCA a total of $313,000 and paying legal fees of $7,000 to legal counsel for Old Main and TCA. Additionally, we were charged a total of $38,000 of default interest over the period from January 26, 2017 to June 30, 2017. The total amount owing under the DPA plus additional legal and interest costs is $358,000. Old Main has the right to convert this amount into our common shares at a 35% discount of the average of the two lowest traded prices in the prior 30 days. As at June 30, 2017, a total of $309,553 was converted into 138,418,874 common shares at an average price of $0.002. The balance owing as at June 30, 2017 was $48,447. See Subsequent Events for future repurchases of TCA debt and conversions of debt into common shares. We had reserved 363,673,353 common shares for future issuances of which a balance of 10,200,000 remains unused;

e)	On April 3, 2017, we entered into an additional financing arrangement with Old Main Capital, LLC, (“Old Main”), and delivered an installment Convertible Promissory Note (the “Note”) to Old Main. Under the terms of the Note, Old Main loaned us $200,000 on April 4, 2017 and an additional $50,000 on April 26, 2017. Each loan under the Note is due nine months from date of advance and bears interest at 10% per annum. In addition, pursuant to an original issue discount provision, the principle of the Note was increased above the $250,000 received by us to $294,117, which provides additional consideration to the Lender. In addition, the principle and accrued interest on the Note is convertible in whole or in part at the option of Old Main into our common shares at a conversion price per share equal to 65% of the average of the two lowest traded prices for our common shares in the 30 days preceding conversion. We have reserved 500,000,000 common shares for future issuances and have accrued interest of $9,110 as at June 30, 2017; and

f)	On June 22, 2017, we entered into a Securities Purchase Agreement with Crossover Capital Fund II LLC (the “Crossover Agreement”). The Crossover Agreement represents two 10% convertible notes in the amount of $58,333 each for a total funding of $116,666. We issued Crossover Capital Note #1 on June 22, 2017 and received $50,000, after an original issue discount of $5,833 and debt issuance costs of $2,500. The maturity date of this note is March 22, 2018 and interest accrues at 10%. Crossover Capital Fund II LLC is entitled to convert this note into our common shares at a conversion price equal to 62% of the average of the three lowest trading prices of our common stock for the twenty prior trading days prior to and including the conversion date. We have reserved up to 276,170,000 shares for future conversion of this Crossover Agreement. See Subsequent Events for the issuance of Crossover Capital Note #2 for net proceeds of $50,000 on July 24, 2017.

9.	Derivative Liabilities

The embedded conversion option of the convertible debenture described in Note 8 contains a conversion feature that qualifies for embedded derivative classification. The fair value of the liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	June 30, 2017	December 31, 2016
	(Unaudited)
Balance, beginning	$93,206	$-
Original discount limited to proceeds of notes	957,796	80,750
Fair value of derivative liabilities in excess of note proceeds received	725,010	9,825
Change in fair value of embedded conversion option	176,753	2,631
Conversion of derivative liability	(1,255,703)	-
Balance, ending	$697,063	$93,206

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	133% - 269%	0.52% - 1.24%	0%	0.15 - 1.00
At June 30, 2017	259% - 301%	1.14% - 1.24%	0%	0.51 – 1.00

10.	Common Stock

On April 24, 2017, an Information Statement was filed with the Securities and Exchange Commission pursuant to Section 14C of the Securities Exchange Act of 1934, to notify our shareholders of a proposed amendment to our Articles of Incorporation. We proposed an amendment to our Articles of Incorporation that would increase the number of authorized shares of our common stock from 500,000,000 to 5,000,000,000 (the “Authorized Increase Amendment”). The Authorized Increase Amendment was unanimously adopted and approved on April 23, 2017 by written consent of our Board of Directors. The Authorized Increase Amendment became effective on May 29, 2017.

Equity transactions during the six months ended June 30, 2017:

a)	On January 25, 2017, in connection with the Settlement Agreement described in Note 7 we issued 625,000 common shares having a fair market value of $6,425 for a registered broker dealer to act on our behalf;

b)	Between February 15, 2017 and June 30, 2017, a total of $309,553 of the Old Main debt was converted into 150,918,874 common shares at an aggregate average price of $0.002 per share;

c)	Between April 21, 2017 and June 30, 2017, a total of $99,728 of the GHS debt and $673 of accrued interest was converted into 63,964,905 common shares at an aggregate average price of $0.0015 per share;

d)	Between January 27, 2017 and June 30, 2017, a total of $250,738 of the Rockwell Capital Inc. Settlement Agreement Claim Amount was settled and converted into 78,459,168 common shares at an aggregate average price of $0.003 per share;

e)	On March 13, 2017, we issued 200,000 common shares to settle $2,000 of creditor debt. These shares were valued at $0.01 per common shares;

f)	On March 13, 2017, we issued 500,000 common shares at a fair value of $0.01 per share to a service provider pursuant to a Consultant Agreement. The fair market value of these shares, being $5,000 was charged to operations.

Equity transactions during the six months ended June 30, 2016:

a)	On January 31, 2016, we issued 238,889 common shares and on February 29, 2016 we issued 238,889 common shares having an aggregate fair value of $40,611 pursuant to an employment contract with an officer/director. This contract expired on March 8, 2016. These shares were valued at $0.08 per share or $16,844 in total which amount was deducted from additional paid in capital;

b)	On April 12, 2016, we issued 50,000 common shares to a former Advisory Board Member for the past use of her name on our website. The value of these shares being $3,875 was charged to operations during the three months ended June 30, 2016;

c)	On May 5 and June 7, 2016, we issued 1,000,000 common shares and 200,000 common shares, respectively, to settle $120,000 of creditor debt. These shares were valued at $0.10 based on a negotiated settlement price dated April 21, 2016;

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

e)	On May 11, 2016, we issued 250,000 common shares at $0.15 per share to a service provider pursuant to a Strategic Advisory and Services Agreement. These shares were valued at the 5 days weight average price prior to issuance.

11.	Warrants

At June 30, 2017, we had no common stock purchase warrants outstanding.

12.	Preferred Stock

There are 1,000,000 shares of preferred stock, par value $0.001, issuable in series with rights, preferences and limitations to be determined by the Board of Directors from time to time. On December 9, 2016, our Board of Directors created a series of Preferred Shares, $0.001 par value per share, designated as Series “A” Preferred Shares. The number of shares constituting Series “A” Preferred Shares is 300,000. Each Series “A” Preferred Share entitles the holder to 1,000 votes on all matters submitted to a vote of our shareholders. On December 9, 2016, we issued 100,000 Series “A” Preferred Shares to our Chief Executive Officer for $400 and on April 24, 2017 we issued a further 200,000 Series “A” Preferred Shares to our Chief Executive Officer for $800.

13.	Subsequent Events

Subsequent to June 30, 2017 we have entered into the following debt and equity transactions:

a)	On July 17, 2017, we entered into a Securities Purchase Agreement with LG Capital Funding, LLC (the “LG Agreement”). The LG Agreement represents two 8% convertible redeemable notes in the amount of $78,750 each for a total funding of $157,500. We issued the first of the two notes on July 17, 2017 and received $75,000 net of legal fees of $3,750. The maturity date of this note is July 17, 2018 and interest accrues at 8%. LG Capital Funding, LLC is entitled to convert this note into our common shares at a conversion price equal to 60% of the lowest trading price of our common stock for the twenty prior trading days. We have reserved up to 262,500,000 shares for future conversion of this LG Agreement;

b)	On July 19, 2017, we issued a convertible note in the principal amount of $62,000 to JSJ Investments Inc. (the “JSJ Note”) due on demand on or after April 19, 2018. We received a net amount of $50,000, after an original issue discount of $10,000 and debt issuance costs of $2,000. The note has a cash redemption premium of 150% of the principal amount in the first 180 days. The note bears interest at 12% per annum and is convertible into common shares at a 40% discount to the average of the three lowest trading prices during the previous twenty trading days to the date of conversion. We have reserved up to 453,000,000 shares for future conversion of this note;

c)	On July 24, 2017, we issued Crossover Capital Note #2 and received net proceeds of $50,000, after an original issue discount of $5,833 and debt issuance costs of $2,500. The maturity date of this note is April 22, 2018 and interest accrues at 10%. Crossover Capital Fund II LLC is entitled to convert this note into our common shares at a conversion price equal to 62% of the average of the three lowest trading prices of our common stock for the twenty prior trading days prior to and including the conversion date. We have reserved up to 205,000,000 shares for future conversion of Crossover Capital Note #2;

d)	Between July 17, 2017 and August 2, 2017, we issued 46,572,647 common shares at an average price of $0.001 upon conversion of Power Up Loan #1 in the amount of $43,000 plus accrued interest of $1,770;

e)	Between July 5, 2017 and July 24, 2017, we repaid the balance of $19,395 owing to GHS and issued 18,878,681 shares at an average price of $0.001 per share;

f)	Old Main purchased an additional $150,000 of debt owing to TCA by paying TCA $150,000. Between July 18, 2017 and August 14, 2017, we issued 202,551,479 common shares at an average price of $0.001 upon conversion of debt owing in the amount of $167,269; and

g)	As at August 14, 2017 we have reserved, for future issuance, a total of 2,200,233,850 common shares and have a balance of authorized and unissued and unreserved common shares remaining of 2,166,165,416.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview:

Management believes that the quarterly results for the 3 months ended June 30th, 2017 may not be fully representative of the progress that the Company is making in three main areas: 1) the streamlining of the operations to allow for a lower break-even point, 2) the de-leveraging of the Company’s debt, 3) the growing acceptance of our Limeades and lemonades in the 16.9oz bottles by distributors and consumers.

1)	Management has changed our business model to sell our products through distributors and national chains vs a team of company sales people and support staff. This has reduced monthly operating expenses from $208,848 to $166,048 (comparing the quarter ended June 30, 2016, and 2017 respectively) and reduced our monthly break-even number by 20.4%. With this more streamlined operation the Company will more easily reach a point of profitability on a much lower sales volume.

2)

De-leveraging. The Company entered into a debt exchange agreement with Old Main Capital, LLC whereby Old Main is buying the TCA debt and exchanging that debt for the common stock of the Company (See Note 8d). Since that agreement was signed in February 2017 until the date of the filing of this report Old Main has retired $463,000 of the TCA debt through conversion to equity. Management plans to continue to reduce this debt with the aim of reducing it enough to be able to qualify for a standard Asset Based Lending Facility (ABL Line). Management believes that an ABL line would be less costly than the TCA facility and provide future capital to grow with as the ABL Line automatically increases the availability of funds based on the amount of Purchase Orders, Inventory and Accounts Receivable the Company has.

To finance current operations until the Company becomes “break-even and self-sustaining” the Company has taken on little or no new debt as management views convertible debt as a form of hybrid equity. Management does not plan to repay the convertible debt through cash flow from operations but will issue common stock in full settlement of those debts. Therefore, the Company receives cash and the repayment is done through conversion to debt and the discount to market is a non-cash expense.

To further provide operating cash, Management decided to change its product to utilize the 16.9oz European style bottles instead of the older 20oz bottles. This allows the Company to make use of its inventory of over 30,000 remaining cases of bottles without incurring the cost to replenish them for a continuing period of time while we are de-leveraging. The cost for these bottles is inflated in our financial statements based on the long-term storage costs they have incurred due to the amount of time we have owned them. This has negatively affected our gross margins in the short-term until we are ready to order new bottles when our gross margins on our Limeades and Lemonades will increase to over 30%. Management reasoned that converting this asset to cash to assist the de-leveraging far outweighed the negative impact to margins in the short term.

3)	The impact of the 16.9oz European style bottles in the market place has been very positively received. These bottles fit comfortably in vehicle cup holders and have become a favorite of our convenience store buyers. Due to our efforts and the acceptance of these new bottles we have been able to open up some of the following outlets: Flash Foods, Bills Distributing, Travel Centers of America, Affiliated Foods, Inc, KeHe Distributors, Inc., Fiesta Mart, Inc., J-King, Inc., certain regions of 7-11, Shoprite and others.

Effect of outside factors impacting results for the quarter:

One-time event:

The end of every month is a busy time for us as many of our customers order larger shipments towards month end. During the last week of the month/quarter ended June 30th, 2017 the computer system of the Port of Los Angeles was shut down for a period of 9 days due to a computer “hack”. This negatively affected our revenues for the quarter as we had 6,700 cases of our Cabana Coconut Water representing over $150,000 in revenue held up in the Port. While this product was later shipped in July we permanently lost that revenue as the next order from those customers would be pushed back into August and beyond. Our gross margins on coconut water are considerably higher than that of our lemonades and limeades and run about 40%. Therefore, this closing of the Port of Los Angeles reduced our Quarterly revenues from $578,264 to $428,264 a 26% decrease, and our gross margin from $134,631 to $74,631 a 45% decrease.

Management believes that these efforts will over-time allow the Company to prosper, by generating revenue growth, profits, attract more traditional financing (lowering costs) and attract acquisition prospects.

The discussion that follows is derived from our interim unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2017 (“Q2-2017”) and June 30, 2016 (“Q2-2016”).

Statements of Operations
	Q2-2017	Q2-2016	Increase (Decrease)	Increase (Decrease)

Gross Sales	$428,264	$1,003,780	$(575,516)	(57%)
Less: promotion/slotting	(23,511)	(50,415)	(26,904)	(47%)
Net Sales	404,753	953,365	(548,612)	(58%)
Cost of Sales	330,122	612,653	(282,531)	(46%)
Gross Profit	74,631	340,712	(266,081)	(78%)

Expenses
Advertising, samples and displays	7,975	16,912	(8,937)	(53%)
Asset impairment	-	3,183	(3,183)	(100%)
Freight-out	68,700	101,853	(33,153)	(33%)
General and administration	284,421	282,962	1,459	1%
Salaries, benefits and agent’s fees	136,949	221,634	(84,685)	(38%)
Stock-based compensation	-	-	-	-
Total Operating Expenses	498,045	626,544	(128,499)	(20%)

Net Operating Loss	(423,414)	(285,832)	137,582	48%
Interest expense	(99,257)	(212,980)	(113,723)	(53%)
Accretion of discount on convertible debenture	(381,748)	-	381,748	n/a
Change in fair value of derivatives	(307,845)	-	307,845	n/a
Net Loss from Continuing Operations	(1,212,264)	(498,812)	713,452	143%
Loss from Discontinued Operations	-	(77,455)	(77,455)	(100%)
Net Loss	$(1,212,264)	$(576,267)	$635,997	110%

Net Sales

We introduced Natural Cabana® Lemonade in a 20oz glass bottle in 2012 and since then have developed a US regional distribution system. During July 2016, we began eliminating a number of weaker, non-performing and slow-paying distributors and now have approximately 70 distributors and 20 wholesalers. This was a strategic decision as we moved our sales model concentration from direct store delivery through distributors to warehouse direct to retail which has led to reductions in overhead associated with direct store delivery distributors. The continued decrease in net sales during Q2-2017 compared to Q2-2016 was expected. As part of the restructure we switched our packaging for Natural Cabana® Lemonade/Limeade from a 20oz glass bottle to a 16.9oz European style glass bottle used in the making of Citrus Tree and Pulse Heart Health. This change has been well received in the market place and we expect to continue to deliver our products in this packaging. Our net revenue during Q2-2017 was impacted as a result of offering discounts to our distributors to clear out the 20oz product to make room for the 16.9oz product.

Some of the more notable regional and national grocery and convenience chain stores are: Albertsons/Safeway/Tom Thumb Markets, Walmart, Kroger/King Soopers/City Markets, Stater Bros, Food Max, Houchens/IGA/IGA Express/IGA Cross Roads, Kmart, 7-Eleven, United C-stores, Weis Markets, King Kullen, Dierbergs Markets, Hy-Vee Supermarket, WinCo Foods, Price Less Markets, Gristede’s Foods, Toot n Totem, Travel America, Smashburger, Bolla Markets, Shop-Rite Grocery, Natural Foods, Flash Foods and Associated Foods.

We currently develop, produce, market, sell and distribute our brands through our strategic regional and international distribution system, which includes over 85% Class “A” distributors and wholesalers such as Sysco, The Sygma Network, UNFI and distributors for Anheuser Busch, Miller Coors, Pepsi, Coca-Cola, RC/7-Up and Cadbury Schweppes.

We have been in operation with our first product, Natural Cabana® Lemonade, for just over five years. We expanded this brand into Limeade, which started selling in January 2014, and into Coconut Water, which started selling in March 2014.

During Q2-2017, our aggregate gross revenues compared to Q2-2016 decreased by $575,516 to $428,264 (Q2-2016 - $1,003,780). The most significant reason for the decline is due to selling our Canadian business to our Canadian distributor. Canadian sales during Q2-2016 was $218,257 compared to $nil during Q2-2017. Additionally, during the last six months of 2016, we determined that it was necessary to re-structure how we organized our business to lower our overhead and increase our productivity so that we could, in the future, sell more product at a lower cost. In the short-term this, coupled with our cash crunch, impacted our ability to sell and deliver product which had a short-term negative impact on our sales. We believe that over the long-term these structural changes will enhance shareholder value. The impact of these decisions will be evident in all aspects of our business.

During Q2-2017 gross revenues, on sale of 33,428 cases (Q2-2016 – 69,408 cases) of 16.9oz and 20oz. Natural Cabana® Lemonade/Limeade, declined by $491,354 to $333,163 (Q2-2016 - $824,517). The most significant reason for the decline is due to selling our Canadian business to our Canadian distributor. Canadian sales during Q2-2016 was $218,257 compared to $nil during Q2-2017.

In April 2016, we introduced our Lemonade/Limeade formula in a 16.9oz glass bottle package under a private label “Citrus Tree”. During Q2-2017, we had no sales (Q2-2016 - $14,918 on sales of 1,152 cases).

During Q2-2017 gross revenues, on sale of 7,660 cases (Q2-2016 – 14,656 cases) of Natural Cabana® Coconut Water, decreased by $69,289 to $95,056 (Q2-2016 - $164,345). The reason for this decrease was that the Port of Los Angeles was shut down for 9 days which delayed our ability to receive our shipment and fulfill pending orders. Sales for June would have increased by $150,000 had we received this shipment as expected. These sales will be pushed into Q3-2017.

During Q2-2017 our aggregate net sales, after promotional allowances and slotting fees, decreased by $548,612 to $404,753 (Q2-2016 - $953,364). During Q2-2017, promotional allowances and slotting fees, decreased by $26,905 to $23,511 (Q2-2016 - $50,416). As a percentage of gross sales, promotional allowances and slotting fees increased to 5.5% (Q2-2016 – 5%).

Cost of Sales

During Q2-2017 cost of sales decreased by $282,530 to $330,122 (Q2-2016 – $512,652). This decrease was due to lower net revenues. As a percentage of net revenue, cost of sales increased to 81.6% from 64.3%. This was a result of short-term excessive cost of 16.9oz bottles which were paid for many years ago and kept in inventory attracting storage costs. Once the remaining 16.9oz bottle inventory of 30,000 cases is depleted our cost will significantly reduce. We expect cost of sales to produce Natural Cabana® Lemonade/Limeade in the 16.9oz bottle to significantly reduce during the remainder of the year once the bottle inventory on hand is depleted.

Gross Profit

During Q2-2017, gross profit decreased by $266,081 to $76,675 (Q2-2016 - $340,712). This decrease was due to lower net revenues and higher cost of sales as discussed above, both of which are temporary as we transition from 20oz bottles into 16.9oz bottles. As a percentage of net revenue, gross profit declined during Q2-2017 to 18.4% from 35.7% during Q2-2016. We expect gross profit for the sale of Natural Cabana® Lemonade/Limeade to remain stable throughout 2017 due to stable sales prices, promotional programs and raw material costs.

Expenses

Advertising, samples and displays

This expense includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. During Q2-2017 advertising, samples and displays expense decreased by $8,937 to $7,975 (Q2-2016 - $16,912). This expense has consistently been 2% of net revenues and a decrease in net revenues as discussed above results in a decrease in advertising, samples and displays expense.

Freight-out

During Q2-2017, freight-out decreased by $33,152 to $68,700 (Q2-2016 - $101,853). On a per case basis, freight-out increased by $.47 per case to $1.67 (Q2-2016 - $1.20 per case). The increase was a result of two factors: Q1-2017 freight-out was captured during Q2-2017 and higher shipping cost due to closing out of our Portland co-packer and the move from two warehouses to one warehouse. We expect freight-out, on a per case basis, to decrease due to lower transportation costs due to smaller packaging and due to the move to warehouse direct from direct to consumer.

General and administrative

Overall, we have rationalized our overhead to align our expenses to a new strategic way of conducting our business utilizing more warehouse direct distribution and utilizing strong international distributors that distribute, market and promote our brands in their territories. This reduces the amount of overhead we require to operate our business.

During Q2-2017, general and administrative expenses remained the same at $284,421 (Q2-2016 - $282,962). Shareholder, broker and investor relations decreased by $15,582 to $32,019 (Q2-2016 - $47,601). We employ an investor relations company to improve investor awareness. We paid them $26,800 during Q2-2017 (Q2-2016 - $37,000). Legal, professional and regulatory fees increased by $41,482 to $100,583 (Q2-2016 - $59,101). This increase was due to more legal fees associated with the financings closed during Q2-2017 compared to Q2-2016. Travel decreased by $13,302 to $26,961 (Q2-2016 - $40,263). This decrease was due to an overall effort to decrease this expense category and overhead in general.

Salaries and benefits and broker/agent’s fees

During Q2-2017 salaries and benefits and broker/agent’s fees decreased by $84,685 to $136,949 (Q2-2016 - $221,634). During Q2-2016 we rationalized the number and placement of salespeople in the field. We concentrated on chain store listings and warehouse direct distributors which is where we see the majority of our growth coming from. These areas of future growth are generally handled by our two senior officers. Going into the remainder of 2017 we expect this cost to be less than $130,000 per quarter.

Stock-based compensation

We did not incur any stock-based compensation expense during Q2-2017 and Q2-2016.

Other Income (Expense)

During Q2-2017, we incurred interest expense of $99,257 (Q2-2016 - $212,980). This was mainly made up of interest paid or payable to TCA of $29,853, default interest of $38,000 incurred on the Old Main convertible debt, $9,110 accrued on the Old Main convertible debt #2, and $10,201 paid on our future receipts and factoring arrangements. During Q2-2017, we incurred a change in fair value of derivatives of $307,845 (Q2-2016 – $nil) and accretion of discount on convertible debenture of $381,748 (Q2-2016 - $nil). We expect these two non-cash expenses to remain due to the nature of our current and ongoing financing arrangements.

Net Loss

Net loss for Q2-2017 increased by $635,997 to $1,212,264 (Q2-2016 - $576,267). This increase was mainly due to non-cash expenses such as: accretion of discount on convertible debentures of $381,748 and a $307,845 loss in change in fair value of derivatives. Net loss was also significantly impacted in a temporary reduction in gross profit as discussed above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

The discussion that follows is derived from our interim unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2017 (“YTD-2017”) and 2016 (“YTD-2016”).

Statements of Operations

	YTD-2017	YTD-2016	Increase (Decrease)	Increase (Decrease)

Gross Sales	$796,706	$1,741,195	$(944,489)	(54%)
Less: promotion/slotting	(49,064)	(98,187)	(49,123)	(50%)
Net Sales	747,642	1,643,008	(895,366)	(54%)
Cost of Sales	571,476	1,076,235	(504,759)	(47%)

Gross Profit	176,166	566,773	(390,607)	(78%)

Expenses
Advertising, samples and displays	24,845	37,242	(12,397)	(33%)
Asset impairment	-	8,268	(8,268)	(100%)
Freight-out	96,671	159,253	(62,582)	(39%)
General and administration	515,829	511,338	4,491	1%
Salaries, benefits and agent’s fees	278,343	502,854	(224,611)	(45%)
Stock-based compensation	-	3,939	(3,939)	(100%)

Total Operating Expenses	915,688	1,222,894	(307,206)	(25%)

Net Operating Loss	(739,522)	(656,121)	83,401	13%
Interest expense	(181,761)	(323,320)	(141,559)	(44%)
Accretion of discount on convertible debenture	(719,744)	-	719,744	n/a
Change in fair value of derivatives	(902,214)	-	902,214	n/a

Net Loss from Continuing Operations	(2,543,241)	(979,441)	1,563,800	160%
Loss from Discontinued Operations	-	(154,098)	(154,098)	(100%)
Net Loss	$(2,543,241)	$(1,133,539)	$1,409,702	124%

Net Sales

We introduced Natural Cabana® Lemonade in a 20oz glass bottle in 2012 and since then have developed a US regional distribution system. During July 2016, we began eliminating a number of weaker, non-performing and slow-paying distributors and now have approximately 70 distributors and 20 wholesalers. This was a strategic decision as we moved our sales model concentration from direct store delivery through distributors to warehouse direct to retail which has led to reductions in overhead associated with direct store delivery distributors. The continued decrease in net sales during YTD-2017 compared to YTD-2016 was expected. As part of the restructure we switched our packaging for Natural Cabana® Lemonade/Limeade from a 20oz glass bottle to a 16.9oz European style glass bottle used in the making of Citrus Tree and Pulse Heart Health. This change has been well received in the market place and we expect to continue to deliver our products in this packaging. Our net revenue during YTD-2017 was impacted as a result of offering discounts to our distributors to clear out the 20oz product to make room for the 16.9oz product.

Some of the more notable regional and national grocery and convenience chain stores are: Albertsons/Safeway/Tom Thumb Markets, Walmart, Kroger/King Soopers/City Markets, Stater Bros, Food Max, Houchens/IGA/IGA Express/IGA Cross Roads, Kmart, 7-Eleven, United C-stores, Weis Markets, King Kullen, Dierbergs Markets, Hy-Vee Supermarket, WinCo Foods, Price Less Markets, Gristede’s Foods, Toot n Totem, Travel America, Smashburger, Bolla Markets, Shop-Rite Grocery, Natural Foods, Flash Foods and Associated Foods.

We currently develop, produce, market, sell and distribute our brands through our strategic regional and international distribution system, which includes over 85% Class “A” distributors and wholesalers such as Sysco, The Sygma Network, UNFI and distributors for Anheuser Busch, Miller Coors, Pepsi, Coca-Cola, RC/7-Up and Cadbury Schweppes.

We have been in operation with our first product, Natural Cabana® Lemonade, for just over five years. We expanded this brand into Limeade, which started selling in January 2014, and into Coconut Water, which started selling in March 2014.

During YTD-2017, our aggregate gross revenues compared to YTD-2016 decreased by $944,489 to $796,706 (YTD-2016 - $1,741,195). The most significant reason for the decline is due to selling our Canadian business to our Canadian distributor. Canadian sales during YTD-2016 was $321,648 compared to $nil during YTD-2017. Additionally, during the last six months of 2016, we determined that it was necessary to re-structure how we organized our business to lower our overhead and increase our productivity so that we could, in the future, sell more product at a lower cost. In the short-term this, coupled with our cash crunch, impacted our ability to sell and deliver product which had a short-term negative impact on our sales. We believe that over the long-term these structural changes will enhance shareholder value. The impact of these decisions will be evident in all aspects of our business.

During YTD-2017 gross revenues, on sale of 55,262 cases (YTD-2016 – 120,046 cases) of 16.9oz and 20oz. Natural Cabana® Lemonade/Limeade, declined by $836,814 to $593,474 (YTD-2016 - $1,430,288). The most significant reason for the decline is due to selling our Canadian business to our Canadian distributor. Canadian sales during YTD-2016 was $321,648 compared to $nil during YTD-2017.

In April 2016, we introduced our Lemonade/Limeade formula in a 16.9oz glass bottle package under a private label “Citrus Tree”. During YTD-2017, we had no sales (YTD-2016 - $14,918 on sales of 1,152 cases).

During YTD-2017 gross revenues, on sale of 16,912 cases (YTD-2016 – 14,656 cases) of Natural Cabana® Coconut Water, decreased by $92,801 to $203,187 (YTD-2016 - $295,988). The reason for this decrease was that the Port of Los Angeles was shut down for 9 days which delayed our ability to receive our shipment and fulfill pending orders. Sales for June would have increased by $150,000 had we received this shipment as expected. These sales will be pushed into Q3-2017.

During YTD-2017 our aggregate net sales, after promotional allowances and slotting fees, decreased by $895,366 to $747,642 (YTD-2016 - $1,643,008). During YTD-2017, promotional allowances and slotting fees, decreased by $49,123 to $49,064 (YTD-2016 - $98,187). As a percentage of gross sales, promotional allowances and slotting fees increased to 6.2% (YTD-2016 – 5.6%).

Cost of Sales

During YTD-2017 cost of sales decreased by $504,759 to $571,476 (YTD-2016 – $1,076,235). This decrease was due to lower net revenues. As a percentage of net revenue, cost of sales increased to 76.4% from 65.5%. This was a result of short-term excessive cost of 16.9oz bottles which were paid for many years ago and kept in inventory attracting storage costs. Once the remaining 16.9oz bottle inventory of 30,000 cases is depleted our cost will significantly reduce. We expect cost of sales to produce Natural Cabana® Lemonade/Limeade in the 16.9oz bottle to significantly reduce during the remainder of the year once the bottle inventory on hand is depleted.

Gross Profit

During YTD-2017, gross profit decreased by $390,607 to $176,166 (YTD-2016 - $566,773). This decrease was due to lower net revenues and higher cost of sales as discussed above, both of which are temporary as we transition from 20oz bottles into 16.9oz bottles. As a percentage of net revenue, gross profit declined during YTD-2017 to 23.6% from 34.5% during YTD-2016. We expect gross profit for the sale of Natural Cabana® Lemonade/Limeade to remain stable throughout 2017 due to stable sales prices, promotional programs and raw material costs.

Expenses

Advertising, samples and displays

This expense includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. During YTD-2017 advertising, samples and displays expense decreased by $8,937 to $7,975 (YTD-2016 - $16,912). This expense has consistently been 2% of net revenues and a decrease in net revenues as discussed above results in a decrease in advertising, samples and displays expense.

Freight-out

During YTD-2017, freight-out decreased by $12,397 to $24,845 (YTD-2016 - $37,242). On a per case basis, freight-out increased by $.17 per case to $1.34 (YTD-2016 - $1.17 per case). The increase was a result of higher shipping cost due to closing out of our Portland co-packer and the move from two warehouses to one warehouse. We expect freight-out, on a per case basis, to decrease due to lower transportation costs due to smaller packaging and due to the move to warehouse direct from direct to consumer.

General and administrative

Overall, we have rationalized our overhead to align our expenses to a new strategic way of conducting our business utilizing more warehouse direct distribution and utilizing strong international distributors that distribute, market and promote our brands in their territories. This reduces the amount of overhead we require to operate our business.

During YTD-2017, general and administrative expenses remained the same at $515,829 (YTD-2016 - $511,338). Shareholder, broker and investor relations increased by $10,636 to $64,882 (YTD-2016 - $54,245). We employ an investor relations company to improve investor awareness. We paid them $56,000 during YTD-2017 (YTD-2016 - $37,000). Legal, professional and regulatory fees increased by $59,207 to $159,395 (YTD-2016 - $100,188). This increase was due to more legal fees associated with the financings closed during YTD-2017 compared to YTD-2016. Travel decreased by $38,894 to $46,803 (YTD-2016 - $85,697). This decrease was due to an overall effort to decrease this expense category and overhead in general.

Salaries and benefits and broker/agent’s fees

During YTD-2017 salaries and benefits and broker/agent’s fees decreased by $224,510 to $278,343 (YTD-2016 - $502,854). During YTD-2016 we rationalized the number and placement of salespeople in the field. We concentrated on chain store listings and warehouse direct distributors which is where we see the majority of our growth coming from. These areas of future growth are generally handled by our two senior officers. Going into the remainder of 2017 we expect this cost to be less than $130,000 per quarter.

Other Income (Expense)

During YTD-2017, we incurred interest expense of $181,761 (YTD-2016 - $323,320). This was mainly made up of interest paid or payable to TCA of $65,868, default interest of $73,923 incurred on convertible debt, $9,110 accrued on the Old Main convertible debt #2, and $12,547 paid on our future receipts and factoring arrangements. During YTD-2017, we incurred a change in fair value of derivatives of $902,214 (YTD-2016 – $nil) and accretion of discount on convertible debenture of $719,744 (YTD-2016 - $nil). We expect these two non-cash expenses to remain due to the nature of our current and ongoing financing arrangements.

Net Loss

Net loss for YTD-2017 increased by $1,409,702 to $2,543,241 (YTD-2016 - $1,133,539). This increase was mainly due to non-cash expenses such as: accretion of discount on convertible debentures of $719,744 and a $902,214 loss in change in fair value of derivatives. Net loss was also significantly impacted in a temporary reduction in gross profit as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The discussion that follows is derived from our interim unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2017 (“2017”) and June 30, 2016 (“2016”).

Overview

During 2017, our cash position decreased by $133,868 to $25,793 and our working capital decreased by $523,628 to negative $2,211,823 from negative $1,688,195. As at June 30, 2017, our current assets consisted of: cash of $25,793; accounts receivable of $262,573; inventories of $671,075 (including finished product of $303,134, inventory in transit of $65,971 and raw materials of $301,970); and prepaid expenses of $11,800. Our current liabilities include accounts payable of $414,343, accrued expenses of $33,612, credit card indebtedness of $23,686, distributor’s in a credit balance of $13,635, fees owing to advisory board members of $232,220, promissory notes of $19,314, convertible debentures, net of discount, of $164,670, derivative liability of $697,063, and loans payable of $1,584,522.

The following table sets forth the major sources and uses of cash for 2017 and 2016:

	2017	2016
Net cash used in operating activities	$(552,771)	$(696,570)
Net cash used in investing activities	-	(22,547)
Net cash provided by financing activities	418,903	618,296
Net increase (decrease) in cash	$(133,868)	$(100,821)

Cash Used in Operating Activities

During 2017, we used cash of $552,771 in operating activities. This was made up of the net loss of $2,543,241 less adjustments for non-cash items such as: shares and options issued for services of $11,700, amortization and depreciation of $46,454, amortization to interest expense of debt issuance costs of $12,547, default interest added to convertible loans of $71,750, interest and expenses paid through a debt swap of $89,930, loss on change in fair value of derivative liability of $902,214 and accretion of discount on convertible debenture of $719,744; all totaling $1,864,955. After non-cash items, the net cash loss was $678,286 compared to a cash loss during 2016 of $694,357. Our net cash used in operating activities as a result of changes in operating assets and liabilities was $125,515 due to a decrease in accounts receivable of $126,866, a decrease in inventories of $110,393, a decrease in prepaid expenses of $9,785 and an increase in accounts payable and accrued expenses of $132,203.

During 2016 we used cash of $696,570 in operating activities. This was made up of the net loss of $1,133,539 less adjustments for non-cash items such as: asset impairment of $8,268, bad debt allowance of $40,000, amortization of debt issuance costs of $250,933, shares and options issued for services of $81,373, amortization and depreciation of $58,608; all totaling $439,182. After non-cash items, the net loss was $694,357. Our net cash used in operating activities as a result of changes in operating assets and liabilities was $2,213 due to an increase in accounts receivable of $341,735, a decrease in inventories of $82,897, an increase in prepaid expenses of $4,118 and an increase in accounts payable and accrued expenses of $260,743.

Cash Used in Investing Activities

During 2017, we did not use any cash in investing activities.

During 2016 we used cash of $22,547 in investing activities. In 2016 a total of $17,125 was spent on moulds and die cuts and $5,422 was spent on trademarks.

Cash Provided by Financing Activities

During 2017, we received $418,903 from financing activities, which consisted of $800 received from our Chief Executive Officer for purchase of 300,000 Series A Preferred Shares, $44,500 received pursuant to a Revenue Factoring Loan Agreement, $90,000 received pursuant to a Future Payment Rights Agreement, $406,000 received pursuant to convertible notes, which were offset by $70,124 repayment of loans payable and $52,273 repayment of promissory notes.

On March 22, 2016, we entered into Amendment No. 1 to the Senior Secured Revolving Credit Facility Agreement (the “Amended Credit Facility”) whereby we were approved for an additional $1,000,000 loan having the same terms as the initial $900,000 loan. During the six months ended June 30, 2016 we received gross proceeds of $850,000 less transaction costs of $86,640 for net proceeds of $763,360. During 2016 we repaid a total of $145,064.

Additional Capital

Our continuation as a going concern is dependent upon our ability to obtain necessary debt and/or equity financing to fund our growth strategy, pay debt when due, to continue operations, and to attain profitability. As at June 30, 2017 we had a working capital deficit of $2,211,823, cumulative losses of $19,237,957 and a stockholders’ deficit of $2,020,402. All of these factors combined raises substantial doubt regarding our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Since our inception through June 30, 2017, we have obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and is continually seeking new investors. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business.

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

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at June 30, 2017, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies considering current and forecasted economic conditions. While there are several significant accounting policies affecting our financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

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

Intangible Assets

Intangible assets are comprised primarily of the cost of trademarks that represent our exclusive ownership of “Natural Cabana®”, used in connection with the manufacture, sale and distribution of our products. We do not amortize trademarks as they have an indefinite life; we amortize our website over a period of 5 years on a straight-line basis. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the three months ended June 30, 2017, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Robert E. Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures are those procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2017. Based on that evaluation, it was concluded that our disclosure controls and procedures were ineffective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

The Certifying Officers have also indicated that there were no changes in internal controls over financial reporting during the three months ended June 30, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Securities Issued in Unregistered Transactions during the three months ended June 30, 2017

a) Between April 18, 2017 and June 30, 2017, a total of $165,464 of the Old Main debt was converted into 104,765,031 common shares at an aggregate average price of $0.002 per share;

b) Between April 21, 2017 and June 30, 2017, a total of $98,728 of the GHS loan and $673 of accrued interest was converted into 63,964,905 common shares at an aggregate average price of $0.002 per share;

Subsequent Sales of Unregistered Securities

Subsequent to June 30, 2017, we issued the following securities in unregistered transactions:

a) Old Main purchased an additional $150,000 of debt owing to TCA by paying TCA $150,000. Between July 18, 2017 and August 14, 2017, we issued 202,551,479 common shares at an average price of $0.001 upon conversion of debt owing in the amount of $167,269;

b) Between July 5, 2017 and July 24, 2017, a total of $19,395 of the GHS loan and $100 of accrued interest was converted into 18,878,681 common shares at an aggregate average price of $0.001 per share; and

c) Between July 17, 2017 and August 2, 2017, we issued 46,572,647 common shares at an average price of $0.001 upon conversion of Power Up Loan #1 in the amount of $43,000 plus accrued interest of $1,770.

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

THE PULSE BEVERAGE CORPORATION

Date: August 18, 2017	BY:	/s/ Robert E. Yates
Robert E. Yates,
Principal Executive and Financial Officer

