Form 10-Q
period 2017-09-30
Pulse Beverage Corp
filed 2017-11-13
CIK 1420569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2017

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

694,258,030 shares of common stock, par value $0.00001, as of November 10, 2017.

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

The Pulse Beverage Corporation

Condensed Consolidated Balance Sheets

As of September 30, 2017 (Unaudited) and December 31, 2016 (Audited)

	September 30, 2017	December 31, 2016
ASSETS

Current Assets:

Cash	$79,907	$159,660
Accounts receivable, net (Note 3)	267,090	146,324
Inventories (Note 4)	510,320	781,468
Prepaid expenses	8,050	21,585

Total Current Assets	865,367	1,109,038
Property and equipment, net of accumulated depreciation of $356,310 and $310,604, respectively (Note 5)	85,278	151,235
Intangible assets, net of accumulated amortization of $62,675 and $61,927, respectively (Note 5)	85,891	86,640

Total Assets	$1,036,536	$1,346,913

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:

Accounts payable and accrued expenses	$636,150	$816,974
Credit card indebtedness	22,003	21,057
Promissory notes payable (Note 6)	15,114	71,587
Loans payable (Note 7)	1,321,068	1,792,384
Convertible debentures (Note 8)	260,025	2,025
Derivative liabilities (Note 9)	1,223,928	93,206

Total Current Liabilities	3,478,288	2,797,233

Stockholders’ Equity (Deficit)

Preferred stock, 1,000,000 shares authorized, $0.001 par value, 300,000 Series “A” preferred shares issued (Note 12)	300	100
Common stock, 5,000,000,000 shares authorized (See Note 10), $0.00001 par value 694,258,030 and 70,924,980 issued and outstanding, respectively	6,943	709
Additional paid-in capital	17,711,099	15,243,587
Deficit	(20,160,094)	(16,694,716)

Total Stockholders’ Equity (Deficit)	(2,441,752)	(1,450,320)

Total Liabilities and Stockholders’ Equity	$1,036,536	$1,346,913

(See accompanying notes to these unaudited condensed consolidated financial statements)

The Pulse Beverage Corporation

Condensed Consolidated Statements of Operations

Three Months and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Gross Sales	$467,966	$709,754	$1,264,672	$2,450,949
Less: Promotional Allowances and Slotting Fees	(31,298)	(53,005)	(80,362)	(151,192)
Net Sales	436,668	656,749	1,184,310	2,299,757
Cost of Sales	355,185	434,158	926,661	1,517,370

Gross Profit	81,482	222,591	257,649	782,387

Expenses
Advertising, samples and displays	7,857	16,672	32,701	53,911
Asset impairment	2,691	-	2,691	8,268
Freight-out	55,226	67,965	151,897	227,218
General and administration	252,022	349,931	767,851	904,713
Salaries and benefits and broker/agent’s fees	140,788	211,069	419,132	713,922
Stock-based compensation	-	-	-	3,939

Total Operating Expenses	458,584	645,637	1,374,272	1,911,971

Net Operating Loss	(377,102)	(423,046)	(1,116,623)	(1,129,584)

Other Income (Expense)
Financing expense	-	(40,000)	-	(40,000)
Interest expense	(70,519)	(48,143)	(252,281)	(120,530)
Accretion of discount on convertible debentures	(405,020)	(172,073)	(1,124,763)	(423,007)
Gain on extinguishment of convertible debentures	403,531	-	403,531	-
Loss in fair value of derivatives	(473,027)	-	(1,375,241)	-
Total Other Income (Expense)	(545,035)	(260,216)	(2,348,754)	(583,537)

Net Loss from Continuing Operations	(922,137)	(683,262)	(3,465,377)	(1,713,121)
Loss from Discontinued Operations	-	-	-	(103,680)

Net Loss	$(922,137)	$(683,262)	$(3,465,377)	$(1,816,801)

Net Loss per Share from Continuing Operations – Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Net Loss per Share from Discontinued Operations – Basic and Diluted	-	-	-	-
Net Loss per Share – Basic and Diluted	*($0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted Average Shares Outstanding – Basic and Diluted	537,794,000	70,764,000	303,180,000	69,749,000

*Less than $0.01

(See accompanying notes to these unaudited condensed consolidated financial statements)

The Pulse Beverage Corporation

Condensed Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2017 and 2016

(Unaudited)

	September 30, 2017	September 30, 2016
Cash Flow from Operating Activities
Net loss	$(3,465,377)	$(1,816,801)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and depreciation	66,706	88,265
Asset impairment	-	8,268
Bad debt allowance	10,616	164,161
Interest paid through debt swap and shares	143,449	-
Default interest added to convertible notes	71,750	-
Amortization of deferred debt issuances costs	9,500	-
Gain on extinguishment of convertible notes	(403,531)	-
Loss in fair value of derivative liability	1,375,241	-
Accretion of discount on convertible debenture	1,124,763	423,005
Shares and options issued for services	11,700	140,122
Changes in operating assets and liabilities:
Increase in accounts receivable	(131,382)	(159,291)
Decrease (increase) in prepaid expenses	13,535	104
Decrease in inventories	271,149	(6,270)
Increase in accounts payable and accrued expenses	74,123	354,649

Net Cash Used in Operating Activities	(827,758)	(803,784)

Cash Flow to Investing Activities
Purchase of property and equipment	-	(17,125)
Acquisition of intangible assets	-	(5,422)

Net Cash Used in Investing Activities	-	(22,547)

Cash Flow from Financing Activities
Proceeds from sale of preferred shares	800	-
Proceeds from loans	134,500	763,360
Repayment of loans payable	(182,322)	(286,877)
Proceeds from convertible notes	851,500	-
Repayment of promissory notes	(56,473)	-

Net Cash Provided by Financing Activities	748,005	476,483

(Decrease) in Cash	(79,753)	(349,848)

Cash – Beginning	159,660	431,270

Cash - Ending	$79,907	$81,422

Non-Cash Financing and Investing Activities:

Shares issued for services	$11,700	$37,500
Shares issued to settle debt	$2,000	$100,000
Shares issued upon conversion of convertible debt	$942,347	$-

Supplemental Disclosures:

Interest paid	$48,100	$123,077
Income taxes paid	$-	$-

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

Going concern

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business. We have generated significant revenues but have sustained substantial losses since inception and have never paid any dividends and are unlikely to pay dividends in the immediate or foreseeable future. Our continuation as a going concern is dependent upon our ability to obtain necessary debt and/or equity financing to fund our growth strategy, pay debt when due, to continue operations, and to attain profitability. As at September 30, 2017 we had a working capital deficit of $2,612,921, cumulative losses of $20,160,094 and a stockholders’ deficit of $2,441,752. All of these factors combined raises substantial doubt regarding our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Since our inception through September 30, 2017, we have obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and is continually seeking new investors. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business.

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

2.	Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated interim financial statements for the three months and nine months ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States. Our fiscal year end is December 31st.

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

 Operating results for the three months and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

In March 2016, the FASB issued an accounting standards update which simplifies the accounting for share-based payment transactions, inclusive of income tax accounting and disclosure considerations. This guidance is effective for fiscal and interim periods beginning after December 15, 2016 and is required to be applied retrospectively to all impacted share-based payment arrangements. We adopted this guidance on January 1, 2017. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements Issued but Not Adopted as of September 30, 2017

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

3.	Accounts Receivable

Accounts receivable consists of the following as of:

	September 30, 2017	December 31, 2016
	(Unaudited)
Trade accounts receivable	$276,812	$138,229
Less allowance for doubtful accounts	(10,616)	-
Other	894	8,095
	$267,090	$146,324

4.	Inventories

Inventories consists of the following as of:

	September 30, 2017	December 31, 2016
	(Unaudited)
Finished goods	$228,872	$251,692
Finished goods in transit	83,313	-
Deposit on finished goods	-	5,837
Raw materials	198,135	523,940
	$510,320	$781,469

5.	Property and Equipment and Intangible Assets

Property and equipment consists of the following as of:

	September 30, 2017	December 31, 2016
	(Unaudited)
Manufacturing, warehouse, display equipment and molds	$289,759	$289,759
Office equipment and furniture	41,581	41,581
Mobile display unit and vehicles	130,500	130,500
Less: depreciation	(376,562)	(310,605)
Total Property and Equipment	$85,278	$151,235

For the three months ended September 30, 2017 and 2016, depreciation expense was $20,252 and $26,523, respectively. For the nine months ended September 30, 2017 and 2016, depreciation expense was $65,958 and $78,863, respectively.

Intangible assets consist of the following as of:

	September 30, 2017	December 31, 2016
	(Unaudited)
Website	62,675	62,675
Less: amortization	(62,675)	(61,926)
Trademarks – not amortized due to indefinite life	85,891	85,891
Total Intangible Assets	$85,891	$86,640

For the three months ended September 30, 2017 and 2016, amortization expense was $nil and $3,134, respectively. For the nine months ended September 30, 2017 and 2016, amortization expense was $748 and $9,401, respectively. Estimated amortization expense to be recorded for the remainder of 2017 is $Nil.

6.	Promissory Notes Payable

The following promissory notes are unsecured as follows:

a)	Promissory Note #1 – repaid during the nine months ended September 30, 2017; and

b)	Promissory Note #2 - $15,114 – no specific repayment terms.

7.	Loans Payable

Loans payable consists of the following as of:

	September 30, 2017	December 31, 2016
	(Unaudited)
Short-term loan (a) below	$3,623	$14,069
Short-term loan, related party (a) below	89,251	120,374
Senior Secured Revolving Note (b) below	1,180,130	1,657,942
Factoring loan (c) below	7,264	-
Payment rights loan (d) below	40,800	-
Total loans payable	$1,321,068	$1,792,384

a)	In September 2015, we received short-term loans totaling $145,000 of which $130,000 was received from a family trust of our Chief Executive Officer. These loans bear interest at 10%, are unsecured and due on demand. As of November 14, 2017, no demand for repayment has been received.

b)	On November 6, 2015, we entered into a Credit Agreement with TCA Global Credit Master Fund, LP (“TCA”). Under the terms of the Credit Agreement, TCA committed to lend up to $3,500,000 (the “Credit Facility”) pursuant to a senior secured revolving note (the “Note”). TCA has funded to date $1,750,000, $900,000 in fiscal 2015 and $850,000 in fiscal 2017. The Credit Facility is secured by a senior secured interest in all our assets. We are charged a 12% per annum rate of interest plus a 6% per annum administration fee on the daily loan balance outstanding. The Lender has the right, in the Event of Default, to convert any outstanding amounts under the Note into restricted shares of our common stock based on 85% of the weighted value average price of our common shares over the prior 5 trading days prior to conversion. However, the Lender may not convert any portion of the Note to the extent that after giving effect to the shares which would be received on conversion, the Lender would beneficially own more than 4.99% of our common stock. In connection with the Credit Facility and subsequent loans therein, we were obligated to pay a total of $500,000 in investment banking fees to TCA. As security for the initial fee of $150,000 we issued 3,000,000 common shares to TCA. These shares were sold for total proceeds of $119,550 leaving a total balance owing of $380,450. The original maturity of the Note was November 6, 2016. TCA has verbally agreed to extend the maturity date to a future date but as of November 14, 2017 we have not reached an agreement with TCA on this extension.

c)	On February 22, 2017, we sold future receipts totaling $61,098 for proceeds of $44,500 pursuant to a Revenue Based Factoring Agreement dated February 20, 2017. We are required to repay $332 per business day for 184 business days. We have repaid a total of $51,128 to September 30, 2017. The principal owing as at September 30, 2017 of $9,970 is offset by unamortized deferred interest of $2,706.

d)	On September 6, 2017, we entered into a Payment Rights Purchase and Sale Agreement with Everest Business Funding and sold future receipts of $126,900 for net proceeds of $90,000. We are required to repay $846 per business day for 150 business days. We have repaid a total of $69,372 to September 30, 2017. The principal owing as at September 30, 2017 of $57,528 is offset by unamortized deferred interest of $16,728.

8.	Convertible Notes

Convertible notes consist of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)

Face value of convertible notes - (a) to (f) below	$934,206	$80,750
Less discounts	(674,181)	(80,750)
Revaluation of notes	-	9,630
	260,025	9,630
Less: unamortized debt issuance costs	-	(7,605)
Net carrying value	$260,025	$2,025

a)	On October 7, 2016, we issued a 9% convertible note in the principal amount of $80,750. We received a total amount of $75,000, net of debt issuance costs of $7,500. The note was convertible into common shares. On April 4, 2017 GHS Investments, LLC (“GHS”), pursuant to an Assignment Agreement between us, the lender, and GHS, satisfied our obligations to the lender in the amount of $118,231 which included principal of $80,750 and accrued regular and default interest of $37,481. GHS had the right to convert this amount into our common shares at a 40% discount of the average of the three lowest traded prices in the prior 20 days. Between April 19, 2017 and July 24, 2017 the principal amount of $118,123 and $761 of accrued interest was converted into 82,843,586 common shares at an average aggregate price of $0.0014;

b)	On January 11, 2017, we borrowed $43,000 (“Power Up Loan #1”) from Power Up Lending Group, Ltd (Power Up). The Power Up Loan #1 is evidenced by a promissory note which bears interest at 8% per annum and due on October 17, 2017. On July 10, 2017 Power Up may convert Power Up Loan #1 into common shares. On March 10, 2017, we borrowed an additional $30,000 (“Power Up Loan #2) from Power Up which is evidenced by a promissory note bearing interest at 8% per annum, due on December 30, 2017. On June 20, 2017, we borrowed an additional $33,000 (“Power Up Loan #3) from Power Up which is evidenced by a promissory note bearing interest at 8% per annum, due on December 30, 2017. On August 21, 2017, we borrowed an additional $43,000 (“Power Up Loan #4) from Power Up which is evidenced by a promissory note bearing interest at 8% per annum, due on May 30, 2018. Between July 18, 2017 and September 18, 2017 Power Up has converted Loans #1 and 2 in the amount of $73,000 plus accrued interest of $2,970 into 81,588,918 common shares at an average price of $0.001. On December 17, 2017 Power Up may convert Power Up Loan #3 into our common shares. On February 17,2017 Power Up may convert Power Up Loan #4 into our common shares. The conversion price of these two loans is 61% of the average of the three lowest trading prices of our common shares during the 15-day trading period ending on the last trading day prior to the date of conversion. The derivative treatment would not become applicable until the promissory notes become convertible on December 17, 2017 and February 17, 2017, respectively. As at September 30, 2017, the carrying value of the remaining two notes was $76,000. We have reserved a total of 308,021,620 shares for future issuance upon conversion of the notes of which a balance of 147,864,444 remains unused;

c)	On January 25, 2017, we entered into a Settlement Agreement with certain creditors whereby Rockwell Capital Inc. purchased debts from our creditors totaling $250,738 (the “Claim Amount”). In return Rockwell Capital Inc. can convert the Claim Amount into free-trading common shares pursuant to Section 3(a) (10) of the Securities Act at a 40% discount of the 3 lowest traded prices over the prior 10 days. As at March 28, 2017 the Claim Amount was fully settled and converted into 78,459,168 common shares. In connection with the Settlement Agreement we issued 625,000 common shares having a fair market value of $6,425 for a registered broker dealer to act on our behalf;

d)	On January 26, 2017, we entered into a Debt Purchase Agreement (“DPA”) with Old Main Capital, LLC (“Old Main”) to assign up to $1,727,484 of principal owed to TCA Global Credit Master Fund LP (“TCA”) in exchange for up to $1,722,484 pursuant to terms of the DPA. To evidence this DPA we entered into a 10% Senior Replacement Convertible Promissory Note for any purchases made from TCA by Old Main. As at September 30, 2017 Old Main has purchased $513,000 of such debt by paying TCA a total of $513,000 and paying legal fees of $7,000 to legal counsel for Old Main and TCA. Additionally, we were charged a total of $38,000 of default interest over the period from January 26, 2017 to June 30, 2017. Old Main has the right to convert this amount into our common shares at a 35% discount of the average of the two lowest traded prices in the prior 30 days. As at September 30, 2017, a total of $496,822 was converted into 379,111,378 common shares at an average price of $0.0013. The balance owing as at September 30, 2017 was $61,178. We had reserved 363,670,353 common shares for future issuances of which a balance of 308,470,353 remains unused;

e)	On April 3, 2017, we entered into an additional financing arrangement with Old Main Capital, LLC, (“Old Main #2 Note”), and delivered an installment Convertible Promissory Note (the “Note”) to Old Main. Under the terms of the Old Main #2 Note, we borrowed $200,000 on April 4, 2017 and $50,000 on April 26, 2017. Each loan under the Old Main #2 Note is due nine months from date of advance and bears interest at 10% per annum. We have accrued interest of $19,246 as at September 30, 2017. In addition, pursuant to an original issue discount provision, the principle of the Old Main #2 Note was increased above the $250,000 received by us to $294,117, which provides additional consideration to Old Main. In addition, the principal and accrued interest on the Old Main #2 Note is convertible in whole or in part at the option of Old Main into our common shares at a conversion price per share equal to 65% of the average of the two lowest traded prices for our common shares in the 30 days preceding conversion. We have reserved 1,050,000,000 common shares for future issuances;

f)	On September 22, 2017, we entered into a Securities Purchase Agreement with Crossover Capital Fund II LLC (the “Crossover Agreement”). The Crossover Agreement represents two 10% convertible notes in the amount of $58,333 each for a total funding of $116,666. We issued Crossover Capital Note #1 on June 22, 2017 and received $50,000, after an original issue discount of $5,833 and debt issuance costs of $2,500. We issued Crossover Capital Note #2 on July 24, 2017 and received $50,000, after an original issue discount of $5,833 and debt issuance costs of $2,500. The maturity date of these notes is March 22, 2018 and April 24, 2017, respectively. Crossover is entitled to convert these notes into our common shares at a conversion price equal to 62% of the average of the three lowest trading prices of our common stock for the twenty prior trading days prior to and including the conversion date. We have reserved up to 481,170,000 shares for future conversion of these notes;

g)	On July 17, 2017, we entered into a Securities Purchase Agreement with LG Capital Funding, LLC (the “LG Agreement”). The LG Agreement represents two 8% convertible redeemable notes in the amount of $78,750 each for a total funding of $157,500. We issued Note #1 on July 17, 2017 and Note #2 on September 1, 2017 and received $150,000 net of legal fees of $7,500. The maturity dates of these notes are July 17, 2018 and September 1, 2018, respectively. LG Capital is entitled to convert these notes into our common shares at a conversion price equal to 60% of the lowest trading price of our common stock for the twenty prior trading days. We have reserved up to 538,815,000 shares for future conversions;

h)	On July 19, 2017, we issued a 12% convertible note in the principal amount of $62,000 to JSJ Investments Inc. (the “JSJ Note”) due on demand on or after April 19, 2018. We received a net amount of $50,000, after an original issue discount of $10,000 and debt issuance costs of $2,000. The note has a cash redemption premium of 150% of the principal amount in the first 180 days. The note is convertible into common shares at a 40% discount to the average of the three lowest trading prices during the previous twenty trading days to the date of conversion. We have reserved up to 453,000,000 shares for future conversion of this note;

i)	On August 10, 2017, we issued an 8% convertible note in the principal amount of $50,000 to Eagle Equities LLC due on demand on or after August 10, 2018. We received a net amount of $47,500, after debt issuance costs of $2,500. This note is convertible into common shares at a 40% discount to the lowest trading price during the previous twenty trading days to the date of conversion. We have reserved up to 133,333,000 shares for future conversion of this note;

j)	On September 1, 2017, we issued an 8% convertible note in the principal amount of $78,750 to Adar Bays, LLC due on demand on or after September 1, 2018. We received a net amount of $75,000, after debt issuance costs of $3,750. This note is convertible into common shares at a 40% discount to the lowest trading prices during the previous twenty trading days to the date of conversion. We have reserved up to 276,315,000 shares for future conversion of this note;

k)	On September 5, 2017, we entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC (the “Crown Bridge Agreement”). The Crown Bridge Agreement represents three 10% convertible redeemable notes in the amount of $35,000 each for a total funding of $105,000. We issued Note #1 on September 7, 2017 and received $30,000 net of original issue discount of $3,500 and legal fees of $1,500. The maturity date of this note is September 7, 2018. Crown Bridge is entitled to convert this note into our common shares at a 40% discount to the average of the three lowest trading prices during the previous twenty trading days to the date of conversion. We have reserved up to 318,181,818 shares for future conversions.

9.	Derivative Liabilities

The embedded conversion option of the convertible debenture described in Note 8 contains a conversion feature that qualifies for embedded derivative classification. The fair value of the liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

	September 30, 2017	December 31, 2016
	(Unaudited)
Balance, beginning	$93,206	$-
Original discount limited to proceeds of notes	1,633,298	80,750
Fair value of derivative liabilities in excess of note proceeds received	1,596,972	9,825
Change in fair value of embedded conversion option	(222,184)	2,631
Conversion of derivative liability	(1,877,365)	-
Balance, ending	$1,223,928	$93,206

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	133% - 294%	0.52% - 1.24%	0%	0.15 - 1.00
At September 30, 2017	200% - 278%	1.06% - 1.31%	0%	0.26 – .93

10.	Common Stock

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

Equity transactions during the nine months ended September 30, 2017:

a)	On January 25, 2017, in connection with the Settlement Agreement described in Note 7 we issued 625,000 common shares having a fair market value of $6,425 for a registered broker dealer to act on our behalf;

b)	Between February 15, 2017 and September 22, 2017, a total of $496,822 of the Old Main #1 debt was converted into 379,111,378 common shares at an aggregate average price of $0.0013 per share;

c)	Between April 21, 2017 and July 24, 2017, a total of $118,123 of the GHS debt and $761 of accrued interest was converted into 82,843,586 common shares at an aggregate average price of $0.0014 per share;

d)	Between January 27, 2017 and March 24, 2017, a total of $250,738 of the Rockwell Capital Inc. Settlement Agreement Claim Amount was settled and converted into 78,459,168 common shares at an aggregate average price of $0.003 per share;

e)	Between July 18, 2017 and September 18, 2017, a total of $73,000 of the Power Up debt and $2,970 of accrued interest was converted into 81,588,918 common shares at an aggregate average price of $0.001 per share;

f)	On March 13, 2017, we issued 200,000 common shares to settle $2,000 of creditor debt. These shares were valued at $0.01 per common shares;

g)	On March 13, 2017, we issued 500,000 common shares at a fair value of $0.01 per share to a service provider pursuant to a Consultant Agreement. The fair market value of these shares, being $5,000 was charged to operations.

Equity transactions during the nine months ended September 30, 2016:

a)	On January 31, 2016, we issued 238,889 common shares and on February 29, 2016 we issued 238,889 common shares having an aggregate fair value of $40,611 pursuant to an employment contract with an officer/director. This contract expired on March 8, 2016. These shares were valued at $0.08 per share or $16,844 in total which amount was deducted from additional paid in capital;

b)	On April 12, 2016, we issued 50,000 common shares to a former Advisory Board Member for the past use of her name on our website. The value of these shares being $3,875 was charged to operations during the three months ended September 30, 2016;

c)	On May 5 and September 7, 2016, we issued 1,000,000 common shares and 200,000 common shares, respectively, to settle $120,000 of creditor debt. These shares were valued at $0.10 based on a negotiated settlement price dated April 21, 2016;

d)	Between April 12, 2016 and September 22, 2016, we issued a total of 500,000 common shares at an average fair value of $0.10 per share to a service provider. The aggregate value of these shares, being $51,041, was charged to operations during the nine months ended September 30, 2016; and

e)	On May 11, 2016, we issued 250,000 common shares at $0.15 per share to a service provider pursuant to a Strategic Advisory and Services Agreement. These shares were valued at the 5 days weight average price prior to issuance.

11.	Warrants

At September 30, 2017, we had no common stock purchase warrants outstanding.

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

Subsequent to September 30, 2017 we have not entered into any debt and equity transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion that follows is derived from our interim unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2017 (“Q3-2017”) and September 30, 2016 (“Q3-2016”).

General Discussion.

The distribution market for beverages and food in general is now in flux and changing. Much like all other brick and mortar retail outlets that have been impacted by online retailing, grocery and convenience stores are now faced with consolidations and in-roads by strong online competitors. While large multi-state grocery chains have added delivery services and online ordering options, until 2017 they were immune from in-roads from competitors like Amazon. This changed in 2017 with Amazon’s acquisition of Whole Foods Markets. This acquisition by Amazon allows Amazon to have local touch points (the Whole Foods stores) for delivery in almost 500 locations, all of which will be accessed from Amazon’s website and membership programs. This is spurring mergers and acquisitions as well as consolidation of grocery chains. This consolidation effects our efforts to open new channels of distribution as this market uncertainty slows the decision-making progress. Beverages by their very nature are extremely heavy and therefore are not easily sold as a typical online product due to the high cost of shipping. Therefore, management believes that while we do sell our products online through a third party for the foreseeable future beverages will sell best at or through a local source, like a grocery store or convenience store, as well as restaurants. However, the uncertainty in the market place is slowing our penetration into the market with our products.

Management’s strategy during this uncertainty period is to continue to work though the grocery channels, while putting more emphasis on the convenience store and restaurant channels in the U.S. We can obtain higher margins in these locations and in the case of the restaurant channels will not be required to pay large “slotting fees” upfront before sales are made. An example of this is our relationship with Smash Burger, USA. Another opportunity that management is exploring is the overseas, particularly the Asian market. We have found that U.S. products are widely accepted in Asia and with our coconut waters being produced in Vietnam shipping costs to China, for example, will be much lower than that to the U.S. mainland, making our products very competitive there. To protect ourselves from currency variations and collections matters any orders we receive from outside the U.S. will be accompanied by a verified Letter of Credit from a recognized financial institution.

Management is also working to source and acquire synergistic companies whose products could easily be added to our sales channel and ours to theirs. The goal would be to increase our sales force representation for both product lines without increasing overhead. Management is in discussions with a number of companies that would fit this description.

Management continues to explore and take action on reducing our fixed overhead costs, for by example, decreasing the size of our headquarters location in Denver, Colorado USA by almost 50%. With the change in our operations management determined that it needed less space and this reduction which should be completed by the end of the fourth quarter will reduce our rental expense by almost 50%.

Statements of Operations	Q3-2017	Q3-2016	Increase (Decrease)	Increase (Decrease)

Gross Sales	$467,966	$709,754	($241,788)	(34%)
Less: promotion/slotting	(31,298)	(53,005)	21,707	(41%)
Net Sales	436,668	656,749	(220,081)	(34%)
Cost of Sales	355,185	434,158	78,973	(18%)

Gross Profit	81,482	222,591	(141,109)	(63%)

Expenses
Advertising, samples and displays	7,857	16,672	(8,815)	(53%)
Asset impairment	2,691	-	2,691	100%
Freight-out	55,226	67,965	(12,739)	(19%)
General and administration	252,022	349,931	(97,909)	(28%)
Salaries, benefits and agent’s fees	140,788	211,069	(70,281)	(33%)

Total Operating Expenses	458,584	645,637	(187,053)	(20%)

Net Operating Loss	(377,102)	(423,046)	(45,944)	(11%)

Other Income (Expense)
Financing expense	-	(40,000)	(40,000)	(100%)
Interest expense	(70,519)	(48,143)	22,376	46%
Accretion of discount on convertible debentures	(405,020)	(172,073)	232,947	135%
Gain on extinguishment of convertible debentures	403,531	-	403,531	100%
Loss in fair value of derivatives	(473,027)	-	473,027	100%
Total Other Income (Expense)	(545,035)	(260,216)	284,819	35%

Net Loss from Continuing Operations	(922,137)	(683,262)	238,875	35%
Loss from Discontinued Operations	-	-	-	n/a
Net Loss	($922,137)	($683,262)	$238,875	35%

Net Sales

We introduced Natural Cabana® Lemonade in a 20oz glass bottle in 2012 and since then have developed a US regional distribution system. During July 2016, we began eliminating a number of weaker, non-performing and slow-paying distributors and now have approximately 70 distributors and 20 wholesalers. This was a strategic decision as we moved our sales model concentration from direct store delivery through distributors to warehouse direct to retail which has led to reductions in overhead associated with direct store delivery distributors. The continued decrease in net sales during Q3-2017 compared to Q3-2016 was expected. As part of the restructure we switched our packaging for Natural Cabana® Lemonade/Limeade from a 20oz glass bottle to a 16.9oz European style glass bottle used in the making of Citrus Tree and Pulse Heart Health. This change has been well received in the market place and we expect to continue to deliver our products in this packaging. Our net revenue during Q3-2017 was impacted as a result of offering discounts to our distributors to clear out the 20oz product to make room for the 16.9oz product.

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

During Q3-2017, our aggregate gross revenues compared to Q3-2016 decreased by $241,788 to $467,966 (Q3-2016 - $709,754). The most significant reason for the decline is due to selling our Canadian Natural Cabana lemonade/limeade business to our Canadian distributor in Q4-2016. Canadian sales during Q3-2016 was $64,272 compared to $nil during Q3-2017. Additionally, during the last six months of 2016, we determined that it was necessary to re-structure how we organized our business to lower our overhead and increase our productivity so that we could, in the future, sell more product at a lower cost. In the short-term this, coupled with our cash crunch, impacted our ability to sell and deliver product which had a short-term negative impact on our sales. We believe that over the long-term these structural changes will enhance shareholder value. The impact of these decisions will be evident in all aspects of our business.

During Q3-2017 gross revenues, on sale of 30,405 cases (Q3-2016 – 50,049 cases) of 16.9oz and 20oz. Natural Cabana® Lemonade/Limeade, declined by $236,414 to $344,190 (Q3-2016 - $580,604). The most significant reason for the decline is due to selling our Canadian business to our Canadian distributor during Q4-2016. Canadian sales during Q3-2016 was $64,272 compared to $nil during Q3-2017.

In April 2016, we introduced our Lemonade/Limeade formula in a 16.9oz glass bottle package under a private label “Citrus Tree”. During Q3-2017 gross revenues, on sale of 946 cases (Q3-2016 – 1,539 cases) of Citrus Tree, declined by $19,270 to $700 (Q3-2016 - $19,970). We cleared out remaining Citrus Tree product at $1.35 per case.

During Q3-2017 gross revenues, on sale of 10,884 cases (Q3-2016 – 9,224 cases) of Natural Cabana® Coconut Water, increased by $13,895 to $123,076 (Q3-2016 - $109,180). Demand for this product is getting stronger.

During Q3-2017 our aggregate net sales, after promotional allowances and slotting fees, decreased by $456,496 to $780,858 (Q3-2016 - $1,237,353). During Q3-2017, promotional allowances and slotting fees, decreased by $21,707 to $31,298 (Q3-2016 - $53,005). As a percentage of gross sales, promotional allowances and slotting fees increased to 3.85% (Q3-2016 – 4%).

Cost of Sales

During Q3-2017 cost of sales decreased by $78,973 to $355,185 (Q3-2016 – $434,158). This decrease was due to lower net revenues. As a percentage of net revenue, cost of sales increased to 81.3% from 66.1%. This was a result of short-term excessive cost of 16.9oz bottles which were paid for many years ago and kept in inventory attracting storage costs. Once the remaining 16.9oz bottle inventory of 2,500 cases is depleted our cost will significantly reduce. We expect cost of sales to produce Natural Cabana® Lemonade/Limeade in the 16.9oz bottle to significantly reduce during the remainder of the year once the bottle inventory on hand is depleted.

Gross Profit

During Q3-2017, gross profit decreased by $141,109 to $81,482 (Q3-2016 - $222,591). This decrease was due to lower net revenues and higher cost of sales as discussed above, both of which are temporary as we transition from 20oz bottles into 16.9oz bottles. As a percentage of net revenue, gross profit declined during Q3-2017 to 18.7% from 33.9% during Q3-2016. We expect gross profit for the sale of Natural Cabana® Lemonade/Limeade to remain stable throughout 2017 due to stable sales prices, promotional programs and raw material costs.

Expenses

Advertising, samples and displays

This expense includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. During Q3-2017 advertising, samples and displays expense decreased by $8,815 to $7,857 (Q3-2016 - $16,672). This expense has consistently been 2% of net revenues and a decrease in net revenues as discussed above results in a decrease in advertising, samples and displays expense.

Freight-out

During Q3-2017, freight-out decreased by $12,739 to $55,226 (Q3-2016 - $67,965). On a per case basis, freight-out increased by $.19 per case to $1.31 (Q3-2016 - $1.12 per case). This increase was a result of higher shipping costs due to closing out of our Portland co-packer and the move from two warehouses to one warehouse. We expect freight-out, on a per case basis, to decrease due to lower transportation costs due to smaller packaging and due to the move to warehouse direct from direct to consumer.

General and administrative

Overall, we have rationalized our overhead to align our expenses to a new strategic way of conducting our business utilizing more warehouse direct distribution and utilizing strong international distributors that distribute, market and promote our brands in their territories. This reduces the amount of overhead we require to operate our business.

During Q3-2017, general and administrative expenses decreased by $97,910 to $252,022 (Q3-2016 - $349,932). The majority of this decrease was due to $nil bad debt expense during Q3-2017 compared to $124,161 during Q3-2016 relating to a full allowance for a Mexico account receivable. Shareholder, broker and investor relations decreased by $22,469 to $14,001 (Q3-2016 - $36,470). We employ an investor relations company to improve investor awareness. We paid them $12,000 during Q3-2017 (Q3-2016 - $33,250 including 250,000 shares issued at a fair value of $21,250). Legal, professional and regulatory fees increased by $72,766 to $91,088 (Q3-2016 - $18,321). This increase was due to more legal fees associated with the financings closed during Q3-2017 compared to Q3-2016. Travel decreased by $4,485 to $25,846 (Q3-2016 - $30,691). This decrease was due to an overall effort to decrease this expense category and overhead in general.

Salaries and benefits and broker/agent’s fees

During Q3-2017 salaries and benefits and broker/agent’s fees decreased by $70,281 to $140,788 (Q3-2016 - $211,069). During Q3-2016 we rationalized the number and placement of salespeople in the field. We concentrated on chain store listings and warehouse direct distributors which is where we see the majority of our growth coming from. These areas of future growth are generally handled by our two senior officers. Going into the remainder of 2017 and 2018 we expect this cost to be less than $130,000 per quarter.

Other Income (Expense)

During Q3-2017, we incurred interest expense of $70,519 (Q3-2016 - $48,143). This was mainly made up of interest paid or payable to TCA of $26,183, accrued interest of $10,135 relating to the Old Main #2 convertible note, $21,517 paid on our future receipts and factoring arrangements and $8,941 accrued on other convertible notes. During Q3-2017, we incurred a loss in fair value of derivative liabilities of $473,027 (Q3-2016 – $nil) and accretion of discount on convertible debenture of $405,020 (Q3-2016 - $172,073). During Q3-2017 we recorded a gain on extinguishment of convertible debentures of $403,531 (Q3-2016 - $nil). During Q3-2017 we did not incur a financing expense (Q3-2016 - $40,000 was incurred). We expect these two non-cash expenses to remain due to the nature of our current and ongoing financing arrangements.

Net Loss

Net loss for Q3-2017 increased by $238,875 to $922,137 (Q3-2016 - $683,262). This increase was mainly due to non-cash expenses such as: accretion of discount on convertible debentures of $405,020 and a $473,027 loss in change in fair value of derivatives. Net loss was also significantly impacted in a temporary reduction in gross profit as discussed above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

The discussion that follows is derived from our interim unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017 (“YTD-2017”) and September 30, 2016 (“YTD-2016”).

Statements of Operations	YTD-2017	YTD-2016	Increase (Decrease)	Increase (Decrease)

Gross Sales	$1,264,672	$2,450,949	($1,186,277)	(48%)
Less: promotion/slotting	(80,362)	(151,192)	70,830	(47%)
Net Sales	1,184,310	2,299,757	(1,115,447)	(49%)
Cost of Sales	926,661	1,517,370	590,709	(18%)

Gross Profit	257,649	782,387	(524,738)	(67%)

Expenses
Advertising, samples and displays	32,701	53,911	(21,210)	(39%)
Asset impairment	2,691	8,268	(5,577)	(67%)
Freight-out	151,897	227,218	(75,321)	(33%)
General and administration	767,851	904,713	(136,861)	(15%)
Salaries, benefits and agent’s fees	419,132	713,922	(294,791)	(41%)
Stock-based compensation	-	3,939	(3,939)	(100%)

Total Operating Expenses	1,374,272	1,911,971	(537,698)	(28%)

Net Operating Loss	(1,116,623)	(1,129,584)	(12,960)	(1%)

Other Income (Expense)
Financing expense	-	(40,000)	(40,000)	(100%)
Interest expense	(252,281)	(120,530)	131,750	109%
Accretion of discount on convertible debentures	(1,124,763)	(423,007)	701,756	166%
Gain on extinguishment of convertible debentures	403,531	-	403,531	100%
Loss in fair value of derivatives	(1,375,241)	-	1,375,241	100%
Total Other Income (Expense)	(2,348,754)	(583,537)	1,661,537	242%

Net Loss from Continuing Operations	(3,465,377)	(1,713,121)	1,752,256	102%
Loss from Discontinued Operations	-	(103,680)	(103,680)	(100%)
Net Loss	($3,465,377)	($1,816,801)	$1,648,576	91%

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

During YTD-2017, our aggregate gross revenues compared to YTD-2016 decreased by $1,186,277 to $1,264,672 (YTD-2016 - $2,450,949). The most significant reason for the decline is due to selling our Canadian business to our Canadian distributor during Q4-2016. Canadian sales during YTD-2016 was $385,920 compared to $nil during YTD-2017. Additionally, during the last six months of 2016, we determined that it was necessary to re-structure how we organized our business to lower our overhead and increase our productivity so that we could, in the future, sell more product at a lower cost. In the short-term this, coupled with our cash crunch, impacted our ability to sell and deliver product which had a short-term negative impact on our sales. We believe that over the long-term these structural changes will enhance shareholder value. The impact of these decisions will be evident in all aspects of our business.

During YTD-2017 gross revenues, on sale of 85,667 cases (YTD-2016 – 170,095 cases) of 16.9oz and 20oz. Natural Cabana® Lemonade/Limeade, declined by $1,073,229 to $937,664 (YTD-2016 - $2,010,893). The most significant reason for the decline is due to selling our Canadian business to our Canadian distributor during Q4-2016. Canadian sales during YTD-2016 was $385,920 compared to $nil during YTD-2017.

In April 2016, we introduced our Lemonade/Limeade formula in a 16.9oz glass bottle package under a private label “Citrus Tree”. During YTD-2017 gross revenues, on sale of 946 cases (Q3-2016 – 2,691 cases) of Citrus Tree, declined by $34,142 to $745 (Q3-2016 - $34,887). During Q3-2017 we cleared out remaining Citrus Tree product at $1.35 per case.

 During YTD-2017 gross revenues, on sale of 27,796 cases (YTD-2016 – 37,226 cases) of Natural Cabana® Coconut Water, decreased by $78,906 to $326,263 (YTD-2016 - $405,169).

During YTD-2017 our aggregate net sales, after promotional allowances and slotting fees, decreased by $1,115,447 to $1,184,310 (YTD-2016 - $2,299,757). During YTD-2017, promotional allowances and slotting fees, decreased by $70,830 to $80,362 (YTD-2016 - $151,192). As a percentage of gross sales, promotional allowances and slotting fees increased to 6.35% (YTD-2016 – 6.17%).

Cost of Sales

During YTD-2017 cost of sales decreased by $590,708 to $926,662 (YTD-2016 – $1,517,370). This decrease was due to lower net revenues. As a percentage of net revenue, cost of sales increased to 78.2% from 66%. This was a result of short-term excessive cost of 16.9oz bottles which were paid for many years ago and kept in inventory attracting storage costs. Once the remaining 16.9oz bottle inventory of 2,500 cases is depleted our cost will significantly reduce. We expect cost of sales to produce Natural Cabana® Lemonade/Limeade in the 16.9oz bottle to significantly reduce during the remainder of the year once the bottle inventory on hand is depleted.

Gross Profit

During YTD-2017, gross profit decreased by $524,738 to $257,649 (YTD-2016 - $782,387). This decrease was due to lower net revenues and higher cost of sales as discussed above, both of which are temporary as we transition from 20oz bottles into 16.9oz bottles. As a percentage of net revenue, gross profit declined during YTD-2017 to 21.76% from 34% during YTD-2016. We expect gross profit for the sale of Natural Cabana® Lemonade/Limeade to remain stable throughout 2017 due to stable sales prices, promotional programs and raw material costs.

Expenses

Advertising, samples and displays

This expense includes in-store sampling, samples shipped to distributors, display racks, ice barrels, sell sheets, shelf strips and door decals. During YTD-2017 advertising, samples and displays expense decreased by $21,210 to $32,701 (YTD-2016 - $53,911). This expense has consistently been between 2% and 3% of net revenues and a decrease in net revenues as discussed above results in a decrease in advertising, samples and displays expense.

Freight-out

During YTD-2017, freight-out decreased by $75,321 to $151,897 (YTD-2016 - $227,218). On a per case basis, freight-out increased by $.25 per case to $1.33 (YTD-2016 - $1.08 per case). The increase was a result of higher shipping cost due to closing out of our Portland co-packer and the move from two warehouses to one warehouse. We expect freight-out, on a per case basis, to decrease due to lower transportation costs due to smaller packaging and due to the move to warehouse direct from direct to consumer.

General and administrative

Overall, we have rationalized our overhead to align our expenses to a new strategic way of conducting our business utilizing more warehouse direct distribution and utilizing strong international distributors that distribute, market and promote our brands in their territories. This reduces the amount of overhead we require to operate our business.

During YTD-2017, general and administrative expenses decreased by $136,861 to $767,851 (YTD-2016 - $904,712). The majority of this decrease was due to $5,947 bad debt expense during YTD-2017 compared to $164,161 during YTD-2016 relating to a full allowance for a Mexico account receivable. Shareholder, broker and investor relations decreased by $11,833 to $78,883 (YTD-2016 - $90,715). We employ an investor relations company to improve investor awareness. We paid them $68,800 during YTD-2017 (YTD-2016 - $24,000 in cash and 500,000 shares having a fair value of $51,041). Legal and professional fees increased by $128,988 to $234,659 (YTD-2016 - $105,671). This increase was due to more legal fees associated with the financings closed during YTD-2017 compared to YTD-2016. Travel decreased by $43,739 to $72,650 (YTD-2016 - $116,389). This decrease was due to an overall effort to decrease this expense category and overhead in general.

Salaries and benefits and broker/agent’s fees

During YTD-2017 salaries and benefits and broker/agent’s fees decreased by $294,791 to $419,131 (YTD-2016 - $713,922). During YTD-2016 we rationalized the number and placement of salespeople in the field. We concentrated on chain store listings and warehouse direct distributors which is where we see the majority of our growth coming from. These areas of future growth are generally handled by our two senior officers. Going into the remainder of 2017 we expect this cost to be less than $130,000 per quarter.

Stock-based compensation

During YTD-2016 we incurred $3,939 of stock-based compensation due to the value of vested stock options (YTD-2017 - $nil). We have no further unrecognized stock-based compensation cost to record.

Net Operating Loss

Net operating loss for YTD-2017 decreased by $12,960 to $1,116,623 (YTD-2016 - $1,129,584). Offsetting the $524,738 decline in gross profit was an overall reduction of expenses of $537,698. We made a strategic decision to stream-line our operations as discussed under net sales above in order for us to reach profitability sooner and grow from a more solid base of business.

Other Income (Expense)

During YTD-2017, we incurred interest expense of $252,281 (YTD-2016 - $120,530). This was mainly made up of interest paid or payable to TCA of $92,050, default interest added to convertible debentures totalling $71,750, $8,788 of interest incurred on bridge loans, accrued interest of $19,246 relating to the Old Main #2 convertible note, $34,064 paid on our future receipts and factoring arrangements and $14,236 accrued on other convertible notes. During YTD-2017, we incurred a loss in fair value of derivative liabilities of $1,375,241 (YTD-2016 – $nil) and accretion of discount on convertible debenture of $1,124,763 (YTD-2016 - $423,007). During YTD-2017 we recorded a gain on extinguishment of convertible debentures of $403,531 (YTD-2016 - $nil). During YTD-2017 we did not incur a financing expense (YTD-2016 - $40,000 was incurred). We expect these two non-cash expenses to remain due to the nature of our current and ongoing financing arrangements.

Net Loss from Continuing Operations

Net loss from continuing operations for YTD-2017 increased by $1,752,256 to $3,465,377 (YTD-2016 - $1,713,121). This increase was mainly due to non-cash expenses such as: accretion of discount on convertible debentures of $1,124,763 and a $1,375,241 loss in change in fair value of derivatives offset by a gain on extinguishment of debt of $403,531. Net loss was also significantly impacted in a decline in gross profit of $524,738 as discussed above.

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

Net Loss

Net loss during YTD-2017 increased by $1,648,576 to $3,465,377 (YTD-2016 - $1,816,801) This increase was mainly due to non-cash expenses such as: accretion of discount on convertible debentures of $1,124,763 and a $1,375,241 loss in change in fair value of derivatives offset by a gain on extinguishment of debt of $403,531. Net loss was also significantly impacted in a decline in gross profit of $524,738 as discussed above. We also incurred a loss from discontinued operations of $103,680 (YTD-2015 - $nil).

LIQUIDITY AND CAPITAL RESOURCES

The discussion that follows is derived from our interim unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2017 (“2017”) and September 30, 2016 (“2016”).

Overview

During 2017, our cash position decreased by $79,753 to $79,907 and our working capital decreased by $924,726 to negative $2,612,921 from negative $1,688,195 as at December 31, 2016. As at September 30, 2017, our current assets consisted of: cash of $79,907; accounts receivable of $267,090; inventories of $510,320 (including finished product of $228,872, inventory in transit of $83,313 and raw materials of $198,135); and prepaid expenses of $8,050. Our current liabilities include accounts payable of $334,029, accrued expenses of $65,715, credit card indebtedness of $22,003, distributor’s in a credit balance of $11,040, fees owing to an advisory board member of $207,220, an amount owing to our CEO of $18,147, promissory notes payable of $15,114, convertible debentures, net of discount, of $260,025, derivative liability of $1,223,928, and loans payable of $1,321,068.

 The following table sets forth the major sources and uses of cash for 2017 and 2016:

	2017	2016
Net cash used in operating activities	($827,758)	($803,784)
Net cash used in investing activities	-	(22,547)
Net cash provided by financing activities	748,005	476,483
Net (decrease) in cash	($79,753)	($349,848)

Cash Used in Operating Activities

During 2017, we used cash of $827,758 in operating activities. This was made up of the net loss of $3,465,377 less adjustments for non-cash items such as: shares and options issued for services of $11,700, amortization and depreciation of $66,706, amortization to interest expense of debt issuance costs of $9,500, default interest added to convertible loans of $71,750, interest and expenses paid through a debt swap of $143,449, loss on change in fair value of derivative liability of $1,375,241, accretion of discount on convertible debenture of $1,124,763 offset against a gain on extinguishment of convertible debentures of $403,531; all totaling $2,410,195. After non-cash items, the net cash loss was $1,055,182 compared to a cash loss during 2016 of $992,980. Our net cash received from operating activities as a result of changes in operating assets and liabilities was $227,424 due to an increase in accounts receivable of $131,383, a decrease in inventories of $271,149, a decrease in prepaid expenses of $13,535 and an increase in accounts payable and accrued expenses of $74,123.

During 2016 we used cash of $803,784 in operating activities. This was made up of the net loss of $1,816,801 less adjustments for non-cash items such as: asset impairment of $8,268, bad debt allowance of $164,161, accretion of debt issuance costs of $423,005, shares and options issued for services of $140,122, amortization and depreciation of $88,265; all totaling $823,821. After non-cash items, the net loss was $992,980. Our net cash received from operating activities as a result of changes in operating assets and liabilities was $189,192 due to an increase in accounts receivable of $159,291, a decrease in inventories of $6,270, an increase in prepaid expenses of $104 and an increase in accounts payable and accrued expenses of $354,649.

Cash Used in Investing Activities

During 2017, we did not use any cash in investing activities.

During 2016 we used cash of $22,547 in investing activities. In 2016 a total of $17,125 was spent on moulds and die cuts and $5,422 was spent on trademarks.

Cash Provided by Financing Activities

During 2017, we received $748,005 from financing activities, which consisted of $800 received from our Chief Executive Officer for purchase of 300,000 Series A Preferred Shares, $44,500 received pursuant to a Revenue Factoring Loan Agreement, $90,000 received pursuant to a Future Payment Rights Agreement, $851,500 received pursuant to convertible notes, which were offset by $182,322 repayment of loans payable and $56,473 repayment of promissory notes.

On March 22, 2016, we entered into Amendment No. 1 to the Senior Secured Revolving Credit Facility Agreement (the “Amended Credit Facility”) whereby we were approved for an additional $1,000,000 loan having the same terms as the initial $900,000 loan. During the nine months ended September 30, 2016 we received gross proceeds of $850,000 less transaction costs of $86,640 for net proceeds of $763,360. During 2016 we repaid a total of $286,877.

Additional Capital

Our continuation as a going concern is dependent upon our ability to obtain necessary debt and/or equity financing to fund our growth strategy, pay debt when due, to continue operations, and to attain profitability. As at September 30, 2017 we had a working capital deficit of $2,612,921, cumulative losses of $20,160,094 and a stockholders’ deficit of $2,441,752. All of these factors combined raises substantial doubt regarding our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Since our inception through September 30, 2017, we have obtained funds primarily from the issuance of common stock and debt. Management believes this funding will continue, and is continually seeking new investors. Management believes the existing shareholders and lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business.

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

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at September 30, 2017, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Intangible Assets

Intangible assets are comprised primarily of the cost of trademarks that represent our exclusive ownership of “Natural Cabana®”, used in connection with the manufacture, sale and distribution of our products. We do not amortize trademarks as they have an indefinite life; we amortize our website over a period of 5 years on a straight-line basis. We evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, we compare the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write-down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning expected future conditions. Based on our impairment analysis performed for the three months ended September 30, 2017, the estimated fair values of trademarks and other intangible assets exceeded their respective carrying values.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Robert E. Yates, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures are those procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017. Based on that evaluation, it was concluded that our disclosure controls and procedures were ineffective as of December 31, 2016.

 Changes in Internal Control over Financial Reporting

The Certifying Officers have also indicated that there were no changes in internal controls over financial reporting during the three months ended September 30, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Securities Issued in Unregistered Transactions during the three months ended September 30, 2017

a) Between July 18, 2017 and September 22, 2017, a total of $187,269 of the Old Main debt was converted into 228,192,504 common shares at an aggregate average price of $0.001 per share;

b) Between July 5, 2017 and July 24, 2017, a total of $19,416 of the GHS loan and interest was converted into 18,878,681 common shares at an aggregate average price of $0.001 per share; and

c) Between July 18, 2017 and September 18, 2017, a total of $73,000 of the Power Up loan and interest of $2,970 was converted into 81,588,918 common shares at an aggregate average price of $0.001 per share.

Subsequent Sales of Unregistered Securities

Subsequent to September 30, 2017, we have not issued any securities in unregistered transactions.

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

THE PULSE BEVERAGE CORPORATION

Date: November 13, 2017	BY:	/s/ Robert E. Yates
Robert E. Yates, Principal Executive and Financial Officer

